Form 10KSB
period 2006-12-31
CS Financing CORP
filed 2007-04-02
CIK 1343504

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.20549

Form 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

Commission file number: 333-129919

CS Financing Corporation
(Name of Small Business Issuer in Its Charter)☒

DELAWARE (State or Other Jurisdiction of Incorporation or Organization)	20-3345780 (I.R.S. Employer Identification No.)

21 Tamal Vista Blvd., Suite 230
Corte Medera, California94925
(Address of Principal Executive Offices)

Issuer’s Telephone Number:  (415) 927-7302

Securities registered pursuant to Section 12(g) of the Act:

Five Year Notes – Series A

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  ☐
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes☐  No ☒
State the issuer’s revenues for its most recent fiscal year: $0.00.  The Company had a net loss of $231,440 for the year ended December 31, 2006.
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days.  (See definition of affiliate in Rule 12b-2 of the Exchange Act.)  No market exists for the registrant’s common equity; and, therefore, no aggregate market value can be determined.
The number of shares outstanding of the Registrant’s common stock on December 31, 2006, was 237,709.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of Registrant’s Post effective amendment no. 1 to Form s-1 Relating to Registrant’s Five year notes – Series A, are incorporated by reference into parts I, II and III of this form 10-ksb.
Transitional Small Business Disclosure Format (check one):  Yes☐  No ☒

SIGNATURES
FINANCIAL STATEMENTS                                                                                                                                                                                       F-1
INDEX TO EXHIBITS

FORWARD-LOOKING STATEMENTS
This Form 10-KSB and the documents incorporated by reference in this Form 10-KSB may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934, as amended.  Such statements are identified by words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “predict, “project,” and similar expressions.  When we make forward-looking statements, we are basing them on our management’s beliefs and assumptions, using information currently available to us.  These forward-looking statements are subject to risks, uncertainties and assumptions, including but not limited to, risks, uncertainties and assumptions related to the following:
·                     changes in tax legislation;
·                     federal and state regulations;
·                     general economic conditions;
·                     competitive factors and pricing pressures;
·                     our dependence on the service of key personnel;
·                     interest rates; and
·                     significant intangible assets.
If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary materially from those anticipate.  Any forward-looking statements you read in this Form 10-KSB or the documents incorporated herein by reference reflect our current views with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to our operations, results of operations, growth strategy and liquidity.  You should specifically consider the factors identified in this Form 10-KSB or in the documents incorporated by reference in this Form 10-KSB including under the caption “Risk Factors,” which could cause actual results to differ materially from those indicated by the forward-looking statements.  In light of the foregoing risks and uncertainties, you should not unduly rely on such forward-looking statements when deciding whether to buy, sell or hold any of our securities.  We disclaim any intent or obligation to update or alter any of the forward-looking statements whether in response to new information, unforeseen events, changed circumstances or otherwise

                                                                                                                                     PART I
Item 1.                              Description of Business
The information relating to the description of business of CS Financing Corporation (“CSF” or the “Company”) is incorporated by reference to pages 14 through 25 of the Company’s Post Effective Amendment No. 1 To Form S-1, filed with the SEC on March 7, 2007 (the “Prospectus”).

        CS Financing Corporation (“CSF” or the “Company”) was incorporated on August 19, 2005, as a corporation under the laws of the state of Delaware for the purpose of financing mezzanine real estate transactions.  Mezzanine real estate loans are typically the portion of financing of a real estate transaction that is sandwiched between the senior debt and owners’ equity.   The Company primarily makes, purchases and services mezzanine loans and finances, or invests in companies making such mezzanine real estate loans in the central United States from proceeds the Company’s offering of Five Year Notes – Series A (“Notes”).  The Company’s mezzanine real estate lending will primarily finance four types of activities: construction (residential and commercial), investment property and land development.  The term of the underlying loans will generally range from six to thirty-six months.
        Although the Company may eventually enter into financing transactions with other parties, CSF initially lends exclusively to Hennessey Financial, LLC, a Minnesota limited liability company (“Hennessey”).  Hennessey is a mezzanine real estate lender that has been in business since 1999.  Hennessey has an audited track record evidencing a total return on its mezzanine real estate loan portfolio of approximately 20%.   Initially, Hennessey’s borrowers will primarily be affiliated companies of Hennessey. These affiliated companies are: Heritage Development, Inc. (real estate developer), Argus, LLC (construction), Omni Investment Properties, LLC (develops apartments and other real estate investment properties) and Assured Financial, LLC, (construction financing).
        The five major markets that the Company intends to conduct business in via Hennessey or another borrower are Minneapolis/St. Paul, Minnesota; Indianapolis, Indiana; Milwaukee, Wisconsin; Kansas City, Kansas/Missouri; and Ft. Myers/Sarasota, Florida. Permit activity and construction values were obtained from the U.S. Census Bureau - Building Permits for each of these markets. More detailed information can be obtained from Builders Associations in each market. All statistics are through December 31, 2005, unless otherwise noted. These markets were chosen due to their perceived stability and the Company management’s, and Hennessey’s, familiarity with transactions in these areas. Hennessey has been making loans in these areas since 2002.
        In the Company’s intended markets, there are a limited number of competitors that specialize in providing secured mezzanine financing to the real estate industry.  The non-mezzanine real estate finance market is, however, highly competitive, particularly with senior financing alternatives provided by numerous banks, funds and institutions.  Since the Company does not intend to provide senior financing, it is not competing with these senior financing sources.  The Company’s direct competitors in the mezzanine/equity financing are private individuals, real estate equity and venture funds, and some specialty finance companies. This competition may intensify should some major national or international finance companies direct their financing activity into the Company’s intended business.
        The Company has two total employees who work for the Company pursuant to the employment agreements described in the Prospectus.
Sarbanes-Oxley Act of 2002
On July 30, 2002, the Sarbanes-Oxley Act of 2002 (“SOX”), was signed into law to address corporate and accounting fraud. SOX establishes a new accounting oversight board that will enforce auditing standards and restricts the scope of services that accounting firms may provide to their public company audit clients.  Among other things, SOX also (i) requires chief executive officers and chief financial officers to certify to the accuracy of periodic reports filed with the SEC; (ii) imposes new disclosure requirements regarding internal controls, off-balance-sheet transactions, and pro forma (non-GAAP) disclosures; (iii) accelerates the time frame for reporting of insider transactions and periodic disclosures by public companies; and (iv) requires companies to disclose whether or not they have adopted a code of ethics for senior financial officers and whether the audit committee includes at least one “audit committee financial expert.”

Under SOX, the SEC is required to regularly and systematically review corporate filings, based on certain enumerated factors. To deter wrongdoing, SOX: (i) subjects bonuses issued to top executives to disgorgement if a restatement of a company’s financial statements was due to corporate misconduct; (ii) prohibits an officer or director from misleading or coercing an auditor; (iii) prohibits insider trades during pension fund “blackout periods”; (iv) imposes new criminal penalties for fraud and other wrongful acts; and (v) extends the period during which certain securities fraud lawsuits can be brought against a company or its officers.
As a public reporting company, the Company is subject to the requirements of SOX and related rules and regulations issued by the SEC and applied to the Company by the FRB.  The Company’s common stock is not listed on any national exchange such as the NYSE or NASDAQ.  As such, the Company is not required to comply with the additional SOX requirements adopted by such exchanges.  The Company has, and will this year, incur additional operating expense as a result of certain of the requirements of SOX, but does not expect that the anticipated expense for such compliance costs will have a material impact on its business overall.
Where You Can Find More Information
Under the Securities Exchange Act of 1934 Sections 13 and 15(d), periodic and current reports must be filed with the SEC.  The Company electronically files the following reports with the SEC:  Form 10-KSB (Annual Report), Form 10-QSB (Quarterly Report), Form 8-K (Current Report), insider ownership reports and Form DEF 14A (Proxy Statement).  The Company may file additional forms.  The SEC maintains an Internet site, www.sec.gov. in which all forms filed electronically may be accessed.
Factors That May Affect Future Results of Operations

An investment in our common stock is subject to risks inherent to our business.  The material risks and uncertainties that management believes may affect our business are described below.  Before making an investment decision, you should carefully consider the risks and uncertainties described below together with all of the other information included or incorporated by reference in this annual report.  These risks and uncertainties described below are not the only ones facing our business.  Additional risks and uncertainties that management is not aware of or focused on or that management currently deems immaterial may also impair our business operations.  This annual report is qualified in its entirety by these factors.  If any of the following risks actually occur, our financial condition and results of operations could be materially and adversely affected.  If this were to happen, the value of our common stock could decline significantly, and you could lose all or part of your investment.

We have limited operating history for you to evaluate and determine if we have the ability to generate sufficient cash flow to repay the Notes.

We are a development-stage company. We have yet to commence substantial operations. We have no prior operating history from which to evaluate our success, or our likelihood of success in operating our business, generating any revenues or achieving profitability. To date, we have generated no revenue and are proposing to enter a highly competitive business. Our business model may not be successful and we may never attain profitability. We anticipate that we will incur losses in the near future.

If we are unable to pay any of our creditors, we may have to liquidate our assets for less than fair market value which would substantially reduce our ability to repay the Notes.

In addition to the Notes we issue pursuant to this prospectus, we may borrow money from other parties to raise cash for our operations. If we are unable to repay any such indebtedness when due, and we are unable to obtain additional financing or other sources of capital, we may be forced to sell off our loan receivables and other assets at a discounted price or we might be forced to cease our operations and you could lose some or all of your investment.

An increase in market interest rates may result in a reduction in our liquidity and profitability and impair our ability to repay the Notes.

Interest rates are currently at or near historic lows. Sustained, significant increases in interest rates could unfavorably impact our liquidity and profitability by reducing the interest rate spread between the rate of interest we receive on loans and interest rates we must pay under our Notes and any bank debt we incur. Any reduction in our liquidity and profitability would diminish our ability to pay principal and interest on the Notes.

Our Notes are not insured or guaranteed by any third party and repayment is dependent on our ability to generate sufficient cash flow.

Our Notes are not insured or guaranteed by the FDIC, any governmental agency or any other public or private entity as are certificates of deposit or other accounts offered by banks, savings and loan associations or credit unions. You are dependent upon our ability to effectively manage our business to generate sufficient cash flow, including cash flow from our financing activities, for the repayment of principal and interest on the Notes. If these sources are inadequate, you could lose your entire investment.

Payment on the Notes is subordinate to the payment of all outstanding senior debt, and the indenture does not limit the amount of senior debt we may incur.

The Notes are subordinate and junior to any and all senior debt. There are no restrictions in the indenture regarding the amount of senior debt or other indebtedness that we or our subsidiaries may incur. Upon the maturity of any senior debt, by lapse of time, acceleration or otherwise, the holders of any senior debt may have first right to receive payment in full prior to any payments being made to you as a Note holder. Therefore, you would only be repaid if funds remain after the repayment of any senior debt.

Our operations are not subject to regulatory requirements designed to protect investors and an investment in the Notes will not enjoy the same regulatory protection received by investors in other regulated businesses.

Our operations are not subject to the stringent regulatory requirements imposed upon the operations of commercial banks, savings banks and thrift institutions and are not subject to periodic compliance examinations by federal banking regulators. Therefore, an investment in our Notes does not have the regulatory protections that the holder of a demand account or a certificate of deposit at a bank does. The return on your investment is completely dependent upon our successful operation of our business. To the extent that we do not successfully operate our business, our ability to repay the principal and interest on the Notes will be impaired.

The Indenture does not contain covenants to protect your investment in the Notes.

The Notes do not have the benefit of extensive covenants. The covenants in the indenture are not designed to protect your investment if there is a material adverse change in our financial condition or results of operations. For example, the indenture does not contain any restrictions on our ability to create or incur senior debt or other debt or to pay dividends or any financial covenants (such as a fixed charge coverage or minimum net worth covenants) to help ensure our ability to repay the principal and interest on the Notes. In addition, the indenture does not contain covenants specifically designed to protect you if we engage in a highly leveraged transaction. Therefore, the indenture provides very little protection of your investment.

We are subject to many laws and governmental regulations, and any changes in these laws or regulations, or if we do not comply with these laws and regulations, may materially adversely affect our financial condition and business operations.

Our operations may be subject to regulation by federal authorities and state banking, finance, consumer protection and insurance authorities and are subject to various laws and judicial and administrative decisions imposing various requirements and restrictions on our operations which, among other things, require that we obtain and maintain certain licenses and qualifications, and limit the interest rates, fees and other charges we may impose in our finance business. Although we believe we are in compliance in all material respects with applicable laws, rules and regulations, any change in such laws, or in the interpretations thereof, will make our compliance with such laws more difficult or expensive or otherwise adversely affect our financial condition and ability to repay the Notes.

The Notes are risky and speculative investments and if you cannot afford to lose your entire investment, you shouldn’t invest.

You should be aware that the Notes are risky and speculative investments suitable only for investors of adequate financial means. If you cannot afford to lose your entire investment, you should not invest in the Notes. If we accept an investment, and we have the right to reject any potential investor, you should not assume that the Notes are a suitable and appropriate investment for you.

Our lack of a significant line of credit could affect our liquidity and ability to repay the Notes.

We are operating without a significant line of credit. We are currently seeking a line of credit as an additional source of short-term financing. If we fail to obtain a line of credit, we will be more dependent on the proceeds from the Notes for our continued liquidity. If the sale of the Notes is significantly curtailed for any reason or we fail to obtain a line of credit, our ability to meet our obligations, including our obligations with respect to the Notes offered hereby and federal income taxes, could be materially and adversely affected.

There is no sinking fund to ensure repayment of the Notes and repayment is dependent on our ability to generate sufficient cash at maturity.

We do not contribute funds to a separate account, commonly known as a sinking fund, to repay the Notes. Because funds are not set aside periodically for the repayment of the Notes, you must rely on our cash flow from operations and other sources of financing for repayment, such as funds from the sale of the Notes and credit facilities, if any. To the extent cash flow from operations and other sources are not sufficient to repay the Notes, you may lose all or a part of your investment.

If we cannot collect all our finance receivables, our ability to repay the Notes will be impaired.

Our liquidity is dependent on, among other things, the collection of our receivables or the redemption of our equity investments. We will continually monitor the delinquency status of our receivables and promptly institute collection activities on delinquent accounts but these efforts may ultimately prove unsuccessful. Collections of our receivables are also likely to be affected by economic conditions in the real estate market. Furthermore, since we may not perfect our security interest in collateral for loans, we may not be able to recover the full amount of outstanding receivables by resorting to the sale of collateral or receipt of insurance proceeds. Any failure by us, for any reason, to collect nearly all our finance receivables will substantially impair our ability to repay the Notes.

Additional competition may decrease our liquidity and profitability, which would adversely affect our ability to repay the Notes.

We compete for business with a number of large national companies and banks that have substantially greater resources, lower cost of funds, and a more established market presence than we have. If these companies increase their marketing efforts to include our market niche of borrowers, or if additional competitors enter our markets, we may be forced to reduce our interest rates and fees in order to maintain or expand our market share. Any reduction in our interest rates or fees could have an adverse impact on our liquidity and profitability and our ability to repay the Notes.

If we redeem the Notes, you may not be able to reinvest the proceeds at comparable rates.

We may, at our option, redeem at any time the Notes upon at least 30 days written notice. In the event we redeem your  Note, you would have the risk of reinvesting the proceeds at the then-current market rates which may be higher or lower.

We may not sell enough Notes to successfully pursue our business model, which would result in our not being able to repay the Notes.

We are offering the Notes through our executive officers without an underwriter. While we intend to sell up to $100,000,000 in principal amount of Notes, there is no minimum amount of proceeds that must be received from the sale of Notes in order to accept proceeds from Notes actually sold. If we do not sell an adequate amount of Notes, we will be unable to successfully pursue our business model and our ability to repay the Notes will be impaired.

Conflicts of interest may reduce our profitability and ability to repay the Notes.

Timothy R. Redpath and Michael W. Bozora control a majority of the outstanding membership interests of Capital Solutions Associates, LLC which is the general partner of Capital Solutions Management, LP, which owns all of the outstanding shares of our voting capital stock. Accordingly, Messrs. Redpath and Bozora will be able to exercise significant control over our affairs, including, without limitation, the election of officers and directors, operational decisions and decisions regarding the Notes. In addition, there are no contractual or regulatory limits on the amounts we can pay to Messrs. Redpath and Bozora or other affiliates. Mr. Redpath is the Company’s Chief Executive Officer, Treasurer and Secretary and Mr. Bozora is the Company’s President. See “Potential Conflicts of Interest.”

Payment of interest and principal on the Notes will be dependent on Hennessey’s credit decisions, solvency and willingness to do business with us.

Notwithstanding that we intend to pursue our investment objective by lending money to numerous parties, we intend to initially lend up to 40% of the proceeds of this offering to Hennessey. See “Investment Strategy; Track Record of Hennessey” and “Investment Strategy; Hennessey Loan.” Accordingly, we will be dependent upon Hennessey with respect to the investment and reinvestment of its assets and to service the transactions that underlie their mezzanine real estate financing. As a result, our success will depend on the abilities of Hennessey to initiate eligible financing transactions and service the same. In addition, if Hennessey procures alternative financing for its transactions, we may be unable to achieve our investment objectives. The bankruptcy of Hennessey, the failure of Hennessey to service its mezzanine real estate loans, the cessation of loan originations by Hennessey or the inability of Hennessey to initiate sufficient transactions to fully use all our assets would have a negative impact on our returns.

A bankruptcy by Hennessey could have an adverse impact on the timing and amounts of payments made with respect to our loan to Hennessey. In addition, creditors of Hennessey or a trustee in a bankruptcy proceeding could attempt to consolidate the assets and liabilities of Hennessey and claim our collateral is part of the bankruptcy estate. In such case, we could experience significant delays in payment of principal or interest on the Notes.

Our dependence on a small number of parties will make our investment portfolio susceptible to high levels of default resulting in special risk to our investors.

Our investment strategy is to make mezzanine real estate loans and invest in companies making mezzanine real estate loans. The eligibility requirements for our investment portfolio limit the percentage of our assets that are invested in mezzanine real loans or investments with a single party to 40%. Accordingly, our investment portfolio may ultimately be dependent upon the credit of a small number of parties. If Hennessey, or its affiliates, were to become insolvent or were for any reason to default on a loan, such event would have a greater impact on us than would be the case if our eligibility requirements included smaller limits on credit concentration. A default by Hennessey would have a material adverse effect on our performance and cause us to suffer substantial losses.

Our borrowers credit enhancements may lapse or be insufficient to collateralize interest payments on the Notes.

We may require Hennessey, and our other borrowers, to purchase and pledge to us irrevocable letters of credit that equal 5% of the unamortized principal balance of any loan made by us to them. The irrevocable letters of credit are intended to act as additional collateral to ensure that Hennessey, or other borrowers, make interest payments to us. However, we do not intend to require Hennessey, or any other borrower, to purchase and pledge to us irrevocable letters of credit that exactly match the maturity of each loan. Rather, they will be required to renew any irrevocable letters of credit as they approach expiration. Thus, there is a risk that any irrevocable letters of credit may have expiration dates that are different from the maturity dates of the loans. Were Hennessey, or another borrower, to default on paying interest on its loan to us, and they were unable to renew the irrevocable letters of credit, it is possible that the aggregate amount of the irrevocable letters of credit would be insufficient to cover the accrued interest on the loan. If Hennessey, or another borrower, does not pay us, we may not be able to pay interest on the Notes.

A default by our borrowers will increase the risk that we may not generate sufficient cash to repay the Notes.

If Hennessey or another borrower were to default on our loan, we would bear the risk on the underlying mezzanine real estate transaction that was pledged to us as collateral. If the ultimate borrower in the mezzanine real estate transaction fails to perform its obligations for any reason, we may suffer a loss that impacts our ability to repay the Notes.

Failure to perfect our security interest will increase the risk that we may suffer a loss and be unable to repay all or a portion of the Notes.

Mortgages and/or financing statements will be filed by our borrowers in connection with each transaction pledged as collateral to us for our loan to our borrowers. In addition to other collateral items, we intend to take such instruments as our collateral for our loan to our borrowers. In the event a mortgage or financing statement is not filed with respect to a transaction or if a security interest in the assets transferred or pledged is not perfected under local real estate law or the Uniform Commercial Code, our interest in such assets would be unperfected and subject to the rights of other creditors. In addition, we will not have a priority lien or mortgage on the assets or real estate collateral, and to protect our collateral position, may have to pay off other senior lien holders. As a result, it is possible that another creditor could file a mortgage or financing statement covering the assets subject to our interest despite our borrowers’ (or its borrowers) representation as to the absence or priority of other liens. In such event, the other creditor could have priority over us with respect to such assets and we may incur a loss that impacts our ability to repay the Notes.

Lack of insurance will increase the risk that we may suffer a loss and be unable to repay all or a portion of the Notes.

In certain circumstances where the cost is prohibitive, we may not require Hennessey, or another borrower, to provide us with title insurance covering any real estate, or interest in real estate, securing our loan to them or with property and casualty insurance insuring our collateral against damage. To the extent a dispute over title develops, or our collateral is damaged, and Hennessey, or another borrower, does not have sufficient funds to replace or restore the collateral, we may incur a loss that impacts our ability to repay the Notes.

Absence of a market for our investments will increase the risk that we may not generate sufficient cash at maturity to pay the Notes.

Our investments are not expected to be publicly registered under the Securities Act of 1933, as amended, or the securities laws of any other jurisdiction. As a result, we will have difficulty selling our investments unless they are registered under applicable Federal and state securities laws, or unless an exemption from such registration requirements is available. In addition, there is currently no established secondary market for our investments and there is no assurance that an established secondary market for such investments will develop or be sufficiently liquid to permit the resale of our investments. For these reasons and others, our investments will be illiquid. Consequently, disposition of such investments may be difficult or require a lengthy time period.

If we default under the Notes or the Indenture, the trustee will be paid all amounts owed the trustee before any payments are made to holders of Notes.

Under the terms of the Indenture, the trustee is granted a lien on the property which serves as collateral for the Notes. The trustee’s lien is superior to that securing the Notes and secures the payment to the trustee of the amounts due to it under the terms of Indenture, including any amounts we owe to the trustee pursuant to indemnification provisions within the Indenture. In the case of a default, the trustee’s lien will entitle it to be paid any sums owed the trustee before you receive any payments.

Our lack of assets will increase the risk that we may not be able to make interest payments on the Notes.

Other than assets purchased with the proceeds from the sale of Notes, we do not have any other assets or capital reserves from which to make interest payments on the Notes. A default by Hennessey, or one of our other borrowers, will substantially impair our ability to repay the Notes.

The loss of key personnel will impair our ability to generate sufficient investment income to repay the Notes.

We will rely on key personnel in both our company, Hennessey and other borrowers for advice on underwriting and originating mezzanine real estate financing transactions. Our key personnel would include both Messrs. Redpath and Bozora and Hennessey’s key personnel would include Messrs. Essen and Gardner. If such key personnel were unable to perform their duties due to death, disability, termination of employment or other causes, it would be difficult for us to make credit decisions and originate investments until new personnel were identified and retained. No key man life insurance policies have been procured.

Foreclosure by a priority lien holder may result in the loss of our investment and impair our ability to repay the Notes.

Most of our investments (i.e. loans to Hennessey and other borrowers) will be secured by a subordinate position in real estate collateral but are subject to default.

Our investments will be generally secured by financing statements, assignments of mortgages or deeds of trusts on buildings and/or property. However, our investments will be subordinated to other senior and priority secured lenders that have financed the majority of the underlying transaction. If the real estate owner defaults, the senior secured lenders will foreclose on the collateral. If the market value of the collateral falls to an amount which would only provide full repayment to the senior secured lender, our borrowers will incur a loss and we may lose some of investment if our borrowers are unable to pay us from other assets. In addition, to protect our collateral in the event a senior secured lender forecloses on real estate where we have a subordinated mortgage, we will have to redeem the senior secured lender’s position. We, or our borrowers, may not have assets, or access to assets, sufficient for such redemption.

A decline in the real estate development and construction markets will impair our ability to make investments.

The business of developing and selling commercial and residential real estate properties is subject to a number of risks. The real estate development and construction industry is cyclical and is affected by consumer confidence levels, prevailing economic conditions and interest rates. A variety of factors affect the demand for new real estate construction and development, including, without limitation, economic cycles, competitive pressures, the availability and cost of labor and materials, changes in costs associated with real estate ownership, changes in consumer preferences, demographic trends and the availability of mortgage financing. Because the borrowers on the underlying real estate transactions engage in commercial and residential real estate development and construction, we are directly and materially affected by the same risks inherent to the commercial and residential real estate development and construction industries. Any reduction in the cash flows, income of or financial condition of commercial and residential real estate development and construction companies by reason of any of the aforementioned factors or others may significantly impair their ability to pay Hennessey, our other borrowers, or us, which would increase the possibility that delinquencies would occur and that we could incur losses and Note holders lose some or all of their investment.

A decline in real estate value will impair the collateral for our investments thereby increasing the likelihood that we would suffer a loss and be unable to repay all or a portion of the Notes upon liquidation of the collateral.

Declining real estate values will increase the probability of a loss in the event of a default on the underlying real estate transaction. As a result, the value of the real estate or other collateral securing our loans may not, at any given time, be sufficient to satisfy the outstanding principal amount and accrued interest on our loans. If the primary and third party borrowers were to default, and the collateral was insufficient, we would suffer a loss and a Note holder may lose some or all of his investment.

Insolvency by Hennessey’s affiliates may result in our incurring substantial losses which would impair our ability to repay all or a portion of the Notes.

A significant portion of Hennessey’s current lending business is conducted with affiliated entities and it is anticipated that we will accept real estate transactions as collateral where the obligors are affiliates of Hennessey. The insolvency of any affiliated entity, or their principals, would substantially impair Hennessey’s ability to provide us additional collateral or perform on our loans to them. If Hennessey defaults on its loan to us, we may be unable to repay the Notes.

If Hennessey terminates its relationship with us, we may be unable to find enough investments to generate a return sufficient to repay the Notes.

Hennessey is under no obligation to do business with us. If Hennessey does not accept our financing, we may have difficulty in making suitable investments that produce a return sufficient to pay the debt service on the Notes.

Our focus on credit-impaired borrowers will make our investment portfolio susceptible to high levels of default resulting in risk to our investors.

We may lend money to, or accept loans as collateral from borrowers that are either unable or unwilling to obtain financing from traditional sources, such as commercial banks. Loans made to such individuals or entities may entail a high risk of delinquency and loss. Higher than anticipated delinquencies, foreclosures or losses may result in our inability to pay the interest or principal on the Notes.

The impact of certain environmental laws and regulations may result in the collateral for our investments losing value and our inability to repay all or a portion of the Notes.

Our ability to foreclose on the real estate collateralizing our loans may be limited by environmental laws. These laws pertain primarily to commercial properties that require a current or previous owner or operator of real property to investigate and clean up hazardous or toxic substances or chemical releases on the property. In addition, the owner or operator of such real property may be liable to a governmental entity or third parties for property damage, personal injury, and investigation and cleanup costs relating to the contaminated property. It is possible that environmental contamination of land taken by us as collateral would not be discovered until after the loan was made. In addition to federal or state regulations, lenders, owners or former owners of a contaminated site may be subject to state, local and common law claims by third parties based on damages and costs resulting from environmental contamination emanating from the property. Any loss in collateral value may result in our inability to repay the Notes.

Our practice of deferring principal payments on land development loans until the senior lender has been paid off may result in losing some of the value of our collateral and our inability to repay all or a portion of the Notes.

We anticipate deferring principal payment on land development loans until after the senior lender has been paid off. Rather than receive small payments on each lot sale, we will be deferring these payments so the loans have a larger principal balance earning interest and less senior debt ahead of our loans. Once the senior lender has been paid off, we would then receive accelerated repayments and ultimately receive full repayment on the loan before the borrower can withdraw any significant profits. However, by deferring principal payments to the end of a project, we may significantly increase our risk. At the end of a project, most of the collateral will have already been sold and the proceeds used to repay the senior lender. That means there is less collateral available to secure our loan.

We intend to make a loan to Hennessey that will substantially increase the size of their business and if Hennessey is unable to effectively create systems and infrastructure to handle the increased business, it will result in Hennessey’s inability to repay us and our inability to repay the Notes.

We intend to make a loan to Hennessey in an amount up to 40% of the proceeds of this offering (up to $40,000,000 if the maximum amount of this offering is raised). When Hennessey receives the proceeds from this loan it will substantially increase (almost double) the size of its business (as of December 31, 2005, its last audit, Hennessey’s loan portfolio was $48,868,000 prior to any loans from us). Hennessey will need to retain new personnel and create additional systems to effectively manage such a dramatic increase in business. If Hennessey fails to do so, and subsequently defaults on its loan to us, we will be unable to repay the Notes.

If we are unable to attract additional customers or source and complete additional financing transactions, we will have insufficient revenue to repay the Notes.

We intend to raise capital via the sale of the Notes and intend to lend up to 40% of such capital to Hennessey. In order for us to make interest payments on the Notes, we will need to lend the remaining 60% (less offering expenses and working capital) of proceeds from this offering to other parties at rates and terms similar to Hennessey. If we are unable to complete such additional financing transactions, we will not generate sufficient investment income to meet our repayment obligations of the Notes. For example, for every $100 we raise, $40 may be loaned to Hennessey and we will need to find customers for the remaining $60 (less offering expenses and working capital).

Until we are able to generate revenue, we are relying on our largest shareholder to fund our operations and should that financing cease we would be unable continue operations.

Capital Solutions Management, L.P. (“CSM”), our largest shareholder, has heretofore financed our operations by purchase our shares. We had a subscription agreement with CSM that required them to continue to finance our ordinary and reasonable working capital requirements by purchasing additional shares until December 31, 2006. CSM is partially owned and totally controlled by Messrs. Redpath and Bozora who are also our officer and directors. Our agreement with CSM expired. We will be unable to continue to finance our business activities or obtain additional customers unless we generate sufficient proceeds from this offering or generate financing revenues.

Our officers and directors have broad discretion to allocate the proceeds of this offering and if the proceeds of this offering are allocated to uses other than performing investments with a high yield, our ability to repay the Notes will be impaired.

We have broad discretion to allocate the proceeds of this offering, including the ability to allocate to working capital purposes. Any use of proceeds, other than allocated to performing high yield investments, will decrease our ability to repay the Notes. The yield on our investments is the only means we have to pay interest and principal on the Notes.

Our officers and directors will have voting control of the company after completion of the offering, our company has no independent directors and our officers and directors may have a conflict of interest.

Messrs. Redpath and Bozora are our officers and directors. They also each own and control 50% of Capital Solutions Associates, LLC, which is the general partner of Capital Solutions Management, L.P. and our controlling shareholder. Messrs. Redpath and Bozora will have total control of the company both before and after completion of this offering including, without limitation, the ability to elect officers and directors, final say on all operational decisions and decisions regarding the Notes. In addition, there are not contractual or regulatory limits on the amounts we can pay to Messrs. Redpath and Bozora and they can establish their own compensation.

Unless we sell a substantial amount of Notes, our independent registered public accounting firm has substantial doubt about our ability to continue as a going concern.

We are a development stage company and have had net losses since inception and we had an accumulated deficit as of December 31, 2006 of approximately $260,000 which reflects expenditures necessary for the start of company operations and professional fees and services. Since the financial statements for these periods were prepared assuming that we would continue as a going concern, in the view of our independent registered public accounting firm, these conditions raise substantial doubt about our ability to continue as a going concern unless we are able to sell a substantial amount of Notes. At this time, we believe our ability to continue as a going concern depends, in large part, on our ability to raise sufficient capital through this offering to enable us to receive profits by making mezzanine real estate loans. If we are unable to raise such additional capital, we may be forced to discontinue our business.

Item 2.                              Description of Property.
The executive offices of the Company are located at 21 Tamal Vista Blvd., Suite 230, Corte Madera, California94925.  On March 23, 2007, the Company entered into a two-year lease for its offices.  The lease rate of $36 per foot, per annum is based on current market rates as determined by an independent commercial real estate services firm not affiliated with the Company.  The initial lease term of two years expires March 31, 2009.

Item 3.                              Legal Proceedings.
The Company is, from time to time, subject to various pending and threatened legal actions which arise out of the normal course of its business. The Company is not a party to any pending legal or administrative proceedings (other than ordinary routine litigation incidental to the Company’s business) and no such proceedings are known to be contemplated.  There are no material proceedings adverse to the Company to which any director, officer, affiliate of the Company or 5% shareholder of the Company, or any associate of any such director, officer, affiliate or 5% shareholder of the Company is a party, and none of the above persons has a material interest adverse to the Company.

Item 4.                              Submission of Matters to a Vote of Security Holders.
During the quarter ended December 31, 2006, no matters were submitted to a vote of the Company’s security holders through the solicitation of proxies or otherwise.

                                                                                                       PART II
Item 5.                              Market for Common Equity and Related Stockholder Matters
The Company’s common stock is not traded on any market.  As of December 31, 2006, 237,709 shares of 1,000,000 shares authorized were issued and outstanding.  On January 1, 2006, the Company issued nonqualified stock options to Company employees/directors to acquire an aggregate of 25,200 shares of common stock at $2.00 per share.  8,400 shares of options were exercisable as of December 31, 2006.
The Company issued $220,000 of Notes in January of 2007 and $100,000 of Notes on February 9, 2007 pursuant to the then-current version of Prospectus.  The Notes were offered through its executive officers without an underwriter and on a continuous basis.  The Notes are not listed on any securities exchange and there is no public trading market for the Notes.
Shareholder	Shares Owned Beneficially	Percent of Class
Common Stock
Timothy Redpath (1)	101,741	38.70%
Michael Bozora (1)	101,741	38.70%
Charles T. Thompson	23,771	9.04%
Officers and Directors as a Group (2)	203,482	77.40%
___________________________________

(1)
As of December, 2007, Capital Solutions Management, L.P. owns 237,709 shares and is beneficially owned by Messrs. Redpath and Bozora who each control 50% of Capital Solutions Associates, LLC who is the sole general partner and has sole control of Capital Solutions Management, L.P. Capital Solutions Associates, LLC also owns 75% of the Limited Partnership interests in Capital Solutions Management, L.P. Charles T. Thompson owns 10% of the Limited Partnership interests in Capital Solutions Management, L.P. The other 15% of the Limited Partnership interests in Capital Solutions Management, L.P. are owned by 12 individual investors with no investor owning more than 3%. Includes 12,600 shares underlying an option.

(2)	Includes 25,200 shares underlying an option.
The Company has a net loss for the period from August 19, 2005 to December 31, 2005 and for the year ended December 31, 2006.  There has not been any cash dividends declared on common equity for the last two fiscal years.

        Stock-based Compensation

        The Company has not adopted a stock option plan but has issued various stock option awards. The options issued are administered by the Board of Directors, which selects persons to receive awards and determines the number of options subject to each award and the terms, conditions, performance measures and other provisions of the award. The Company’s general policy is to grant stock options with an exercise price at fair value at the date of grant. Refer to Notes 1 and 6 of the Financial Statements included in Item 7 of this Form 10-KSB for additional information related to these stock-based compensation awards.]

EQUITY COMPENSATION PLAN INFORMATION
	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b) (4)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	n/a	n/a	n/a

Equity compensation plans not approved by security holders (2) (3)	24,000	2.00	n/a

(1)   All options have been issued pursuant to an "individual compensation arrangement" such as a written compensation contract within the meaning of "employee benefit plan" under Item 201(d) of Regulation S-B and a plan (whether or not set forth in any formal document) applicable to one person as provided under Item 402(a)(7)(ii) of Regulation S-B.
(2)   The Timothy R. Redpath, the Company’s Chief Executive Officer and Michael Bozora, the Company’s President have been granted non statutory stock options entitling them to purchase 12,000 shares each of our common stock at the price of $2 per share.  2,000 shares subject to each such option vested upon each of the filing of the Prospectus and an additional 2,000 shares vested upon effectiveness of our Prospectus.  2,000 shares subject to each such option will also vest upon each of the following events: aggregate sale of $25,000,000 in Notes, aggregate sale of $50,000,000 in Notes, aggregate sale of $75,000,000 in Notes and aggregate sale of $100,000,000 in Notes. All stock options expire 10 years after issued.
(3)   After serving the Company for at least 1 year, directors shall each be entitled to non statutory stock options entitling them to purchase up to 600 shares each of our common stock for at the price of $2 per share. Stock options for 100 shares vest upon the occurrence of each of the following (if such event occurs during the directors eligibility period): filing of our registration statement, effectiveness of our registration statement, aggregate sale of $25,000,000 in Notes, aggregate sale of $50,000,000 in Notes, aggregate sale of $75,000,000 in Notes and aggregate sale of $100,000,000 in Notes.  All stock options will expire 10 years after they are issued.  As of the date of this prospectus, only Messrs. Redpath and Bozora have received stock options.
(4) Represents the market value of the options at their grant date.
        Effective January 1, 2006, the Company adopted SFAS No. 123R, Share-Based Payment (“SFAS 123R”), which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. SFAS 123R is being applied on the modified prospective basis.

        Under the modified prospective approach, SFAS 123R applies to new awards and to awards that were outstanding on January 1, 2006, that are subsequently modified, repurchased, cancelled or vested. Under the modified prospective approach, compensation cost recognized in 2006 includes compensation cost for all share-based payments granted prior to, but not yet vested on January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R, and compensation cost for all shared-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Prior periods were not restated to reflect the impact of adopting the new standard as no options were granted prior to January 1, 2006.

        As a result of adopting SFAS 123R on January 1, 2006, the net loss and net loss per common share for the year ended December 31, 2006, were $20,000 and $0.18 lower, respectively, and the net loss and net loss per common share for the period August 19, 2005 (inception) to December 31, 2006, were $20,000 and $0.19 lower, respectively, than if the Company had accounted for stock-based compensation under APB Opinion No. 25. Options and warrants issued to non-employees are recorded at fair value, as required by Emerging Issues Task Force (EITF) 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” using the Black-Scholes pricing model.  From August 19, 2005, (inception) to December 31, 2006, the Company did not issue any stock-based awards to non-employees.

        During the year ended December 31, 2006, 25,200 options were issued to board members, of which 8,400 options were exercisable at December 31, 2006.  In accordance with SFAS No. 123R the Company assessed performance based stock options and recorded compensation expense of $20,000 for the year ended December 31, 2006.

The information relating to potential conflicts of interest in connection with the Company is incorporated by reference to page 26 of the Prospectus.

Item 6.                              Management’s Discussion and Analysis or Plan of Operation
The information relating to management’s discussion and analysis of financial condition and results of operations of the Company is incorporated by reference to pages 19 through 26 of the Prospectus.  The Company has not had revenues from operations in the last fiscal year and any interim period in the current fiscal year for which financial statements are furnished in this Form 10-KSB.

Overview

        The Company is engaged in the business of mezzanine real estate financing. We expect to lend up to 40% of the net proceeds of this offering to Hennessey. The Company will lend the remaining 60% of the net proceeds of the offering to other such lenders and borrowers on terms similar to the loan terms we have with Hennessey.  The Company has had and is in discussions with these potential borrowers of CSF funds.

        Through two years of research, development and networking of both borrowers and lenders (mostly senior real estate lenders; such as traditional banks that welcome mezzanine debt to support their loans), the Company has developed a potential group of borrowers; other mezzanine lenders.  The Company is in the process of performing due diligence on these potential borrowers. Several of these are interested and eligible for consideration; the Company is in advanced negotiations with two additional borrowers and preliminary discussions with four others. The Company anticipates a large demand for our mezzanine real estate financing and do not foresee a lack of financing prospects.

        The Company received notice of effective SEC registration, November 22, 2006. Since then it has been successful in securing sales-distribution agreements with certain NASD broker-dealer members for the distribution of this offering. Given current estimates/anticipations by these broker-dealers and others currently considering joining the offering, the Company anticipates completing the sale of this offering in the short term. In addition, The Company continues to interview potential borrows in various geographic regions in anticipation of continuing to widen and diversify its potential portfolio of mezzanine borrowers. Finally, the Company has finalized servicing and custodial services from US Bancorp to further strengthen the operations and administration of its business.

        The Company believes that the slowing real estate market has deterred competition for mezzanine loans, thereby providing an opportunity for the Company to make loans with a greater yield, better covenants and at a loan-to-value ratio that will increase when the real estate market recovers. Likewise, the Company believes that the primary reason a borrower might be considered credit impaired today is that the real estate market is soft; when the market improves, so will the credit quality of such borrowers. A soft real estate market often results in banks and other senior lenders reducing their exposure in real estate loans.

        Hennessey, the initial and projected largest customer of the Company, is a mezzanine real estate lending company that has a 5 year audited track record of generating returns of approximately 20%.  The Company will lend money to Hennessey at an approximate blended rate of 15.5% and Hennessey will, in turn, lend to mezzanine real estate borrowers (usually affiliates of Hennessey).  A copy of the loan agreement with Hennessey is attached as Exhibit 10.1 to the Prospectus and is incorporated herein by reference.

Investment Objective

        The Company’s investment objective is to earn a non-correlated fixed rate of return on our assets equal to fifteen and one-half percent (15.5%) through financing mezzanine real estate lenders such as Hennessey, investing in mezzanine real estate lenders and making mezzanine real estate loans.

Investment Strategy

        The Company intends to achieve the investment objective by loaning money to experienced mezzanine real estate lenders and thereby taking advantage of their knowledge of the mezzanine real estate lending market as demonstrated, for example, by Hennessey’s audited performance track record.  The Company will expect its future customers to have a similar track record.

Investment Strategy; Track Record of Hennessey

        Hennessey, the Company’s first and expected largest customer, has been engaged in the business of mezzanine real estate lending since 1999. Hennessey has originated, and services, its own note portfolio in the approximate amount of $55,000,000 as of the date hereof. From March 17, 2000, through December 31, 2005, Hennessey’s loan portfolio has produced an average annual total return of 20.6%. During 2005, Hennessey’s portfolio produced an unaudited return of 23.2%. A copy of Hennessey’s audited December 31, 2005, Financial Statements and audited track records through December 31, 2005, are attached to the Prospectus as Exhibit 10.2 and incorporated herein by reference.

 Investment Strategy; Hennessey Loan

        Initially, to effectuate our investment strategy, The Company will loan money to Hennessey and other potential borrowers at an approximate blended rate of 15.5% per annum (interest at 13.4% and a 5.5% loan fee). A copy of the financing arrangement with Hennessey is attached as Exhibit 10.1 to the Prospectus and is incorporated herein by reference, and briefly summarized as follows:

i.	Loan Amount. The loan will be made in numerous advances and capped at $40,000,000 or 40% of the proceeds of this offering, whichever is less.

ii.
Interest Rate and Loan Fee. The loan will bear interest at the annual rate of 13.4% and require a loan fee, paid at the time of each advance, equal to 5.5%. By amortizing the 5.5% loan fee over the life of the loan, and factoring the present value of money, and a stated rate of interest equal to 13.4%, the blended interest rate is approximately 15.5%

iii.	Maturity Date. The maturity date is generally 5 years from the year in which the funds are advanced.

iv.
Collateral. The loan will frequently be collateralized by a combination of some of the following: an assignment of loan documents, personal guarantees, pledge of ownership interest, mortgage, deed of trust, security agreement, letter of credit or such other matters as are deemed appropriate by us. With respect to real estate collateral, we intend to accept mortgages from Hennessey that have a loan to value ratio up to 90%.

v.	Use of Proceeds. The proceeds of the loan will be used to finance mezzanine real estate or mezzanine real estate lenders.

vi.	Late Payment Charge. A charge of 5% will be added to any late payment.

vii.	Prepayment. Under most circumstances, prepayment of the loan without penalty is not permitted.

viii.	Representations and warranties. Hennessey is making certain representations and warranties to us consistent with transactions of this nature. Such representations and warranties include:

a.	Hennessey is a validly organized and existing company.

b.	Hennessey has taken all the necessary actions to properly authorize and execute the Loan Agreement.

c.	The Loan Agreement does not constitute a conflict with any other contract or obligation of Hennessey.

d.	Hennessey has no pending litigation.

e.	Hennessey is not currently in default under any material obligation or contract.

f.	Hennessey has valid title to all the assets listed on its financial statements.

g.	Hennessey is not contemplating filing bankruptcy.

h.	Hennessey has filed all tax returns and paid all taxes.

i.	Hennessey and our collateral is in compliance with all building codes.

j.	The financial information given to us by Hennessey is true and fairly represents Hennessey’s financial position.

k.	Except as disclosed to us, Hennessey has given no other party a security interest in its property.

l.	Our collateral is not subject to any set off claim.

m.	Our collateral is in good physical condition.

n.	Other than disclosed to us, Hennessey has no other debt.

You should read the loan agreement for other provisions that may be important to you.

Investment Strategy; Collateral Categories

        The collateral taken by the Company to secure the loan to Hennessey and possibly other loans or investments to other borrowers can be categorized as follows:

i.
Residential Construction. In this category, the Company will accept collateral where the builder/borrowers develop housing with a price at or below the median home price for the relevant market.  The Company will limit collateral to residential products priced above the median home price for the relevant market.  The Company believes the higher priced products have a longer construction period and are more difficult to sell.  Further, the Company prefers to lend to, or take collateral from, small to medium sized privately held builders (i.e., those constructing as few as 10 homes per year to those constructing 600 homes per year).

ii.
Residential Land Development. As in the residential construction category, the Company will consider the marketability of the finished product and the customer base for that product.  Accordingly, the land development collateral will be primarily starter home, first move-up and multi-family developments.

iii.
Commercial Construction/Development. Loans or collateral in this category will be analyzed on the basis of the financial strength of potential ultimate borrowers, their proven success and the quality of the project after analyzing such factors as appraised value, projected net operating income, and the existence/likelihood of a tenant (in the case of income-producing property).

iv.
Investment Property. The loans of the Company and collateral in this category will have an intermediate term of up to five years and will be made to developers and owners of select commercial and rental-income residential properties.

Investment Strategy; Eligibility Criteria for Loans and Collateral

        The Company intends to enter into transactions that meet the following eligibility criteria established from time to time by the Company’s board of directors. The Company’s current eligibility criterion, which may change without notice, are as follows.

        The Company intends to finance transactions:

i.	where the proceeds are being used to pay the costs related to specific identified real estate where the obligor is acquiring or developing such real estate;

ii.
where Hennessey, or another borrower, has sent for filing, and which we have duly received as collateral, either directly, or by assignment, appropriate mortgages, deeds of trust or UCC-1 financing statements covering any collateral or related security interest;

iii.
which have been duly authorized by all necessary corporate action on the part of the obligor and with respect to which the obligor has a legal, valid and binding obligation to repay such loan together with accrued interest thereon in the manner and at the times specified in such loan documentation, which obligation is enforceable against the obligor in accordance with its terms, except to the extent that enforcement thereof may be limited by any applicable bankruptcy, insolvency, or similar laws affecting creditors’ rights generally and by general principles of equity, and is not subject to any dispute, offset, counterclaim or defense;

iv.	that does not contravene in any material respect any laws, rules or regulations applicable thereto;

v.
for which the assignment or pledge to us does not contravene or conflict in any material respect with any applicable laws, rules or regulations or any contractual or other restriction, limitation or encumbrance binding on or affecting Hennessey, another borrower or the obligor;

vi.	that are covered by a debt service credit enhancement (such as an irrevocable letter of credit) equal to 5% of the principal balance of the loan; and

vii.	where, when the collateral is real estate or an interest in real estate, we have received satisfactory title insurance covering such real estate.

Custodian Arrangements

        The Company has contracted with U.S. Bank National Association to act as its Custodian to assist us in managing collateral and other administrative matters.

        Pursuant to the custodian agreement, the Company’s assets, including funds received from the sale of the Notes, will be transferred from time to time to the its Cash Account at the Custodian for investment.  Funds directed for investment will be transferred by the Custodian from the Cash Account to a Collateral Account established with the Custodian pursuant to the Collateral Agreement to be disbursed as described below. The Custodian will also receive funds from the Collateral Account relating to payments received from its loans and other investments which will be deposited in the Cash Account. Under the terms of the Custodian Agreement, funds in the Cash Account may only be distributed at our direction to:

i.	the Collateral Account for the purchase of additional investments or making additional loans,

ii.	holders of the Notes as a payment of principal or interest,

iii.	legal and accounting fees,

iv.	insurance premiums,

v.	other operating expenses or to us for working capital purposes, or

vi.	the Administrator, Trustee or Custodian in payment of its fees or expenses.

        The Custodian will also hold the Company’s investments and release such investments upon receipt of payment thereon.

        For example, funds with respect to loans to Hennessey will be transferred from the Cash Account to the Collateral Account pursuant to the terms of an Administrator Agreement and then the loan proceeds may be disbursed directly to Hennessey’s borrower. In addition, Hennessey has also agreed to direct some of its borrowers to make their payments directly to the Collateral Account (if payment is made by wire transfer) or to a lockbox account (if payment is made by check).

        Hennessey, for example, will establish lockbox accounts with Custodian pursuant to which all collected funds that are pledged as collateral to us and connected with a loan transaction will be swept daily to the Collateral Account.  It is expected that Custodian will transfer all funds out of the Collateral Account on a daily basis.  The Company will direct the Administrator as to the allocation of such funds.  The portion of such funds required to make interest payments on the Notes, or required for working capital, will be transferred to the Cash Account.  The balance of funds will remain in the Collateral Account and be reinvested by the Company.  Funds in the Collateral Account may be directed only to:

i.	to the Cash Account,

ii.	to be reinvested in loans or other investments; or

iii.	to holders of the Notes as principal and interest.

        If Hennessey, for example, is in default on any obligation under its loan agreement with the Company, then such excess amounts shall be retained in the Collateral Account for application first to interest or principal on any defaulting Note relating to a transaction with the underlying defaulting obligor, and then to amounts due on any interest or principal of any defaulting Note to an affiliate relating to a transaction involving the same defaulting obligor.

Administrator Arrangements

        The Company has contracted with U.S. Bank National Association to act as its administrator.  Under the administrator agreement, the Administrator will assist and advise the Company on the following issues:

i.	General Management:

(1)	Act as liaison among all our service providers to the extent requested by the Company.

(2)	Supply:

(a)	Corporate secretarial services.

(b)	Office facilities.

(c)	Non-investment-related statistical and research data as needed.

(3)	Audits:

(a)	Prepare appropriate schedules and assist independent auditors.

(b)	Provide office facilities.

ii.	Compliance:

(1)	Monitor our compliance with the policies and investment limitations set up by our board of directors.

(2)	Assist us in monitoring our compliance with securities laws, to ensure we meet the exemption requirements.

(3)	Maintain awareness of applicable regulatory and operational service issues.

(4)	Assist our legal counsel in updating any agreement as requested.

iii.	Portfolio Accounting:

(1)	Maintain portfolio records.

(2)	Identify interest and dividend accrual balances as of each valuation date and calculate gross earnings on investments for each accounting period.

(3)	Determine gain/loss of security sales and identify them as short-term or long-term; account for periodic allocations of gains or losses undistributed gain or loss balances as of each valuation date.

(4)	For each valuation date, calculate the expense accrual.

(5)	Process and record payments for our expenses upon receipt of written authorization from us.

(6)	Reconcile our cash and investment balances.

(7)	Prepare monthly reports which document the adequacy of the accounting detail to support month-end ledger balances.

(8)	Prepare and provide various statistical data as requested on an ongoing basis, including security transactions listings and portfolio valuations.

iv. Financial Reporting:

(1)	Prepare quarterly and annual financial statements and other reports as required and within the deadlines established by an independent auditor or taxing authority.

(2)	Compute the yield, total return, expense ratio and portfolio turnover rate on a quarterly basis.

(3)	Monitor the expense accruals and notify us of any proposed adjustments.

(4)	Prepare quarterly broker security transaction summaries.

v.	Tax Reporting:

(1)	Prepare and file on a timely basis appropriate federal and state tax returns.

(2)	Calculate the adjusted tax basis of securities held by us.

(3)	Prepare state income breakdowns where relevant when due.

(4)	File Form 1099 Miscellaneous for payments to service providers when due.

(5)
Monitor tax items requiring special treatment, including wash sale losses, straddles, constructive sales, short sales, foreign currency gain and loss, foreign taxes paid, and passive foreign investment company interests.

(6)	Perform tax withholding, deposits and reporting with respect to non-U.S. Noteholders, if any.

vi.	Holders of Note Reporting:

(1)	Receive orders for the purchase of Notes.

(2)	Process purchase orders with prompt delivery, where appropriate, of payment and supporting documentation to our custodian.

(3)
Prepare and transmit payments for monthly interest payments to holders of Notes, after deducting any amount required to be withheld by any applicable laws, rules and regulations and in accordance with Partner instructions.

(4)	Make changes to records of holders of Notes, including, but not limited to, address changes.

Credit Enhancement of Loan to Hennessey

        Hennessey has agreed, pursuant to the terms of the Company’s financing agreement with it, that Hennessey will grant the Company, as additional collateral for debt service, an irrevocable letter of credit (or other acceptable form of credit enhancement) equal to 5% of the outstanding principal balance of any loan we make to it.  Any irrevocable letter of credit shall be from a financial institution acceptable to us and shall be unqualified and unconditional. Hennessey is required to issue a replacement irrevocable letter of credit prior to the expiration of any original irrevocable letter of credit.  The failure to issue such replacement letter of credit will give the Company the right to call the original irrevocable letter of credit.

Cash Management

        In addition to the Company’s primary investment strategy as described above, the Company may, from time to time at our discretion, invest in cash, United States Dollar institutional money market funds and short term United States Treasury Bills.

While cash is in the Cash Account, it may be invested by the Administrator in the US Bank Prime Money Market or other investments in money market funds rated at least “AAA-m” or “AAA-mg” by Standard & Poors and “Aaa” by Moody’s or as otherwise approved in writing by the Company.

Capital Resources and Results of Operation

        The Company currently does not have any considerable operations or results therefrom to discuss.  The Company’s capital resources have been limited to amounts contributed by its parent company (and all such advances have been converted to equity) and the issuance of the Notes pursuant to the Prospectus.  All contributions by the parent company have been made pursuant to a certain subscription agreement.  The subscription agreement ran through December 31, 2006, and required the parent company to purchase sufficient shares, in sufficient amounts, to fund the Company’s ordinary and reasonable working capital commitments through December 31, 2006.  To date, the Company’s material commitmentsinclude only the professional fees necessary to prosecute the Note offering and meet its SEC reporting obligations.  Such fees have been paid current on an ongoing basis and future expenses will be paid from earnings or from proceeds of this offering.  The Company does not intend to reimburse the parent for any expenses paid on behalf the Company to date nor does it intend to borrow money from our parent.  To the extent the parent provides the Company additional capital in the foreseeable future, it will be in the form of direct equity purchase of the stock pursuant to the subscription agreement.

Off-Balance Sheet Arrangements

        The Company has no guarantees, commitments, liabilities, assets, contingent interests or other arrangements not included on the financial statements.

Contractual Arrangements

        Other than customary arrangements with professional service providers, the Company has a material contractual relationship with Hennessey, which does not subject the Company to any non-contingent material liability.

Timing of Investment Income and Interest on the Notes

        The Company intends to coordinate the payment dates on our investments (i.e. Hennessey and other borrower interest payment) with our interest obligations on the Notes. In addition, we are charging Hennessey a loan fee, and may charge other borrowers a loan fee, paid at the time of advance, that may be used as an interest reserve. After payment of any offering expenses, our net loan fees on an advance to Hennessey, for example, will be sufficient to cover approximately 1.5 months of interest on a corresponding amount of the Notes.

Liquidity

        The primary source of the Company’s liquidity will come from interest and fees earned on its investments.  In most cases, the Company will receive monthly interest payments on its investments.  Other than its parent company purchasing additional shares, the Company currently has no other internal or external source of liquidity.  However, the Company intends to seek an operating line of credit that could be used to make interest payments on the Notes during periods of cash shortfalls.  If the Company is able to sell sufficient Notes to make investments and purchase assets, these assets would be pledged as collateral for an operating line of credit.  The Company has sold approximately $3,935,000 of the Notes as of March 28, 2007, and currently expects to be able to meet its cash requirements without having to raise additional funds during the 12-month period ending December 31, 2007.

Directors and Officers Insurance

        On November 15, 2005, and November 15, 2006, the Company obtained an insurance policy which covers its officers and directors in the event they are sued in connection with the performance of their duties as they relate to the company.  The premiums for such insurance policy have been financed by a third party who requires us to make 12 equal monthly payments of principal and interest.

Employees

        The Company expects to hire up to an additional four employees during calendar year 2007.

Item 7.                              Financial Statements.
The financial statements and the independent auditor’s report required to be filed hereunder are listed in the Index to Financial Statements included in Item 13 of this Form 10-KSB and are incorporated herein by reference.
Item 8.                              Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
Item 8A.Controls and Procedures.
This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.
The Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s President and Chief Executive Officer and the Company’s Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2006, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company’s President and Chief Executive Officer along with the Company’s Executive Vice President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of December 31, 2006 are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic filings under the Exchange Act.
No changes in the Company’s internal control over financial reporting have come to management’s attention that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 8B.Other Information.
None.
                                                                                                        PART III
Item 9.                              Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance With Section 16(a) of the Exchange Act.
As of the date of this annual report, the directors and executive officers are as set forth below.  There are no family relationships between or among any directors or officers:

Name	Age	Position
Michael W. Bozora	57	President, Director
Timothy R. Redpath	49	Chief Executive Officer, Treasurer, Secretary, Director
Theodore J. Ammiro	60	Director
Alfred W. Williams	62	Director
Dean Mark Brosche	55	Director
Andrew M. Regalia, Jr.	57	Director

Michael W. Bozora; President, Director

        Before co-founding the Company in 2005, Mr. Bozora was a co-founder of Capital Solutions Management, L.P., a registered investment advisor (2002), as well as Capital Solutions Distributors, a NASD licensed broker/dealer (2004). Prior to his involvement with Capital Solutions, Mr. Bozora served as a Senior Managing Director in the private client services group at Bear Stearns & Co., Inc. Before joining Bear Stearns in 2001, Michael was a Managing Director at SG Cowen Securities Corporation where he served as branch manager of the San Francisco office from 1999 to 2001. From 1994 to 1999, Michael was a Senior Vice President of Prudential Securities Incorporated (San Francisco) in the private wealth management group where he headed a team responsible for client assets in excess of $2 billion. Prior to that, Michael spent ten years at Merrill Lynch, first in its Regional West Coast Headquarters and later in its Palo Alto (Silicon Valley) office where he built and directed a solutions-based private wealth management team which managed assets in excess of $1 billion. Michael began his career at Blyth Eastman Dillon Securities in 1973. His 30+ years of experience in the securities industry have provided him with a broad base of knowledge and extensive involvement in developing investment strategies for preservation of capital and wealth building for high net worth individuals.  He has served as a director of the Company since its inception.

Timothy R. Redpath; Chief Executive Officer, Treasurer, Secretary, Director

        Before co-founding the Company in 2005, Mr. Redpath was a co-founder of Capital Solutions Management, L.P., a registered investment advisor (2002), as well as Capital Solutions Distributors, a NASD licensed broker/dealer (2004). Prior to his involvement with Capital Solutions, during 2001 and 2002, Mr. Redpath served as a Senior Managing Director at Ion Capital Partners within Bear Stearns & Co., Inc., where he specialized in private banking and asset management for high net worth individuals. Mr. Redpath joined Bear Stearns from Prudential Securities Incorporated, serving as a Managing Director and Chief Administrative Officer of the Prudential Volpe Technology Group, Prudential’s technology investment banking and research group. Prior to that time Tim served as the Manager of the Prudential Private Client Group (San Francisco) which at that time constituted the largest private client practice in the firm. He graduated cum laude from the University of Minnesota in business and finance, and the Securities Industry Institute at the Wharton School of Business at the University of Pennsylvania.  He has served as a director of the Company since its inception.

Theodore J. Ammiro; Director

        Mr. Ammiro founded Ammiro Mortgage in 1985 and has been operating it since. Ammiro Mortgage is a full service mortgage company providing finance for multi-unit residential, commercial and industrial properties and single family dwellings. Prior to 1985, Mr. Ammiro spent three years as a Loan Agent at Pacific Capital specializing in the finance of apartments, commercial and industrial real estate. From 1979 to 1982, Mr. Ammiro founded Larkspur Development Company to build luxury condominium units in Ketchum, Idaho. Mr. Ammiro’s community involvement includes Trustee of the Board of Presidio Hill School in San Francisco, as well as Trustee of the Board of Drew College Preparatory School. Mr. Ammiro holds an Associate of Arts Degree from College of San Mateo in Business Administration, and a Bachelor of Science Degree from San JoseStateUniversity in Business. Additionally, Mr. Ammiro holds his Real Estate Brokers License.  He has served as a director since March 2007, and has an initial term of two years.

Alfred W. Williams; Director

        Mr. Williams is General Manager of Alfred Williams Consultancy (AWD), a company Mr. Williams founded in 1993. AWD specializes in developing and implementing public affairs programs in the private and public sectors. From 1985 to 1993 Mr. Williams served as General Manager of Olympia& York’s San Francisco office. There he managed all aspects of the Yerba Buena Gardens project. Mr. Williams spent the previous four years as Senior Consultant at Pacific Management Systems in San Francisco, where he planned and conducted management development seminars. From 1980 to 1981, Mr. Williams served as Area Coordinator for Community Boards in San Francisco. Prior to Community Boards Mr. Williams spent a year as Assistant Corporate Equal Employment Opportunity Manager at Kaiser Health Plan in Oakland. Mr. Williams served as Affirmative Action Officer for the County of Alameda in Oakland from 1975 to 1979. In 1971, Mr. Williams held the position of Head of Check Processing with the Federal Reserve Bank of San Francisco. Mr. Williams’ civic involvement includes President, San Francisco African American Historical & Cultural Society; Treasurer, CommunityDesignCenter; Life Member, National Association for the Advancement of Colored People. Mr. Williams holds a Bachelor of Science Degree in Sociology from FloridaA & M

University and is a graduate of the Management Graduate Studies, Executive Program, University of California, Los Angeles.  He has served as a director since March 2007, and has an initial term of two years.

Dean Mark Brosche; Director

        Mr. Brosche has successfully financed, managed and owned lodging properties in California and throughout the U.S. for over 20 years. From 1973 through 1980, Mr. Brosche was employed in management with Hyatt Hotels and in corporate and commercial real estate finance with Bank of America. In 1980, Mr. Brosche, along with Dennis Brown, founder of Super 8 Motels, formed Brown, Brosche Financial, Inc. The firm provided advisory services to multi-property Super 8 Motel franchisees that were experiencing difficulty in arranging financing for new construction of chain affiliated motels. From 1980 to 1988, Brown, Brosche Financial also developed and managed 26 Super 8 Motel franchises. In 1988, following the untimely death of Dennis Brown, his friend and business partner, Mr. Brosche formed Richmark Inns and engaged in the management of the lodging properties developed by Brown, Brosche Financial. Richmark also provided third-party management services for institutional owners of lodging properties which involved a major state employee pension fund, labor union pension fund, and a Southern California Savings Bank. The Brown, Brosche portfolio was positioned for sale by Richmark, with the last property being sold in 2001. Over the past several years, Mr. Brosche has focused on advisory assignments to assist established lodging industry contacts who are seeking financing to facilitate development, acquisition and refinancing opportunities. In addition to maintaining his relationships with pre-existing clients and contacts, Mark joined Borel Private Bank & Trust Company as a Senior Vice President in 2005 to develop new business with high net worth individuals, and originate commercial real estate loan transactions for the bank. Mr. Brosche graduated in 1973 from Santa ClaraUniversity with a Bachelor of Science Degree in Commerce, and attended Golden GateUniversity for post-graduate courses in finance. He has received professional status as a Certified Hotel Administrator from the American Hotel & Motel Association, and holds a California real estate license.  He has served as a director since March 2007, and has an initial term of two years.

Andrew M. Regalia, Jr.; Director

        Mr. Regalia is a seasoned Real Estate Appraiser. He has a diversified real estate banking, development, and appraisal background spanning 30 years and encompassing all facets of the residential and commercial real estate spectrum. Currently, Mr. Regalia is the Owner of Regalia Appraisal Company, and has been since 1991. Regalia Appraisal Company is a successful independent Northern California real estate appraisal firm that has completed more than three thousand residential and commercial appraisals and consulting engagements while providing mortgage, estate, and litigation support to private clients. Prior to being a business owner, Mr. Regalia served as CFO at Pacific Heights Development Co, a real estate development company from 1983 to 1990. From 1980 to 1983, he served as Vice President - Real Estate Lending Manager at Bank of California in San Francisco. Mr. Regalia’s real estate lending career began at Bank of America, where he was the second in charge of the San Francisco Main Office construction lending group from 1977 to 1980. Mr. Regalia has a Bachelor of Science in Business Administration from the University of San Francisco.  He has served as a director since March 2007, and has an initial term of two years.
Code of Ethics
The Company has not yet adopted a written code of ethics that applies to its directors and executive officers due to its transition period as a newly public company.  The Company intends to adopt such a code of ethics in the near future.
Corporate governance: Nominating Committee, Audit Committee
The Company does not have a separate nominating committee or a separate audit committee.  As such, the Board of Directors fulfills the functions of an audit committee, and has determined that Timothy R. Redpath meets the requirements of an “audit committee financial expert.”

Item 10.                          Executive Compensation

During 2006, we did not have a formal compensation committee.  Rather, the entire Board, with any Board member abstaining from any matter pertaining to his own compensation, performed that function.  The Board determined that it is appropriate for the Company not to have a compensation committee in light of the Company’s relative size, stability of the Company’s Board, and the historic involvement of the entire Board in the compensation process.  Because there is no formal standing compensation committee, the Company does not have a formal charter for such committee.  Treating the entire Board as the committee and using the NASDAQ definition of “independent”, at the fiscal year end December 31, 2006, the following directors were not independent: Timothy R. Redpath and Michael Bozora.
In connection with executive and director compensation the Board:
·                     Establishes proper compensation for the President and the other executive officers of the Company, with any director that is also an officer abstaining from any matter pertaining to his own compensation;
·                     Provides oversight of management’s decisions regarding salary procedure for other senior officers and employees; and
·                     Makes recommendations to management with respect to incentive compensation and equity-based plans.

The Board does not delegate authority for determining executive officer or director compensation, however the Board does take guidance from the Company’s President and CEO, Mr. Bozora and Mr. Redpath, respectively, concerning the compensation of executive officers other than themselves.
The Summary Compensation Table otherwise required to be set forth herein has been omitted because there was no compensation awarded to, earned by, or paid to any of the named executive officers or directors otherwise required to be reported in that table for the fiscal year ended December 31, 2006.
OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
	Option Awards
	Number of Securities Underlying Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned	Option Exercise Price ($)	Option Expiration
Name	(1)	(2)	Options (#)	(3)	Date
Michael W. Bozora	4,000	8,000		$2.00	01/01/2016
President, Director

Timothy R. Redpath	4,000	8,000		$2.00	01/01/2016
Chief Executive Officer, Treasurer, Secretary, Director

(1) Represents the vested and unexercised portion of stock options granted January 1, 2006.
(2) Represents the number of unvested shares of stock options granted January 1, 2006.
(3) Represents the market value of the options at their grant date.

No stock awards were granted or outstanding and there were no nonqualified deferred compensation earnings in 2006.  The section of the chart normally containing this information has been omitted.
Compensation of Directors.  The Director Compensation Table otherwise required to be set forth herein has been omitted because their was no compensation awarded to, earned by, or paid to any of the directors otherwise required to be reported in that table for the fiscal year ended December 31, 2006.  The Company expects to pay non-employee directors a fee of $1,500 for each director’s meeting attended.  There were no fees paid to directors for attendance at Board meetings during 2006.
Item 11.                          Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth as of December 31, 2006 certain information regarding beneficial ownership of the common stock of the Company by (a) each person or group known by the Company to be the beneficial owner of more than 5% of the outstanding common stock of the Company, (b) each director and executive officer of the Company, and (c) all directors and executive officers of the Company as a group. Each shareholder named in the below table has sole voting and investment power with respect to shares of common stock shown in the table. Shares underlying any options or warrants included in the table may not be currently exercisable.

Shareholder	Address	Shares Owned Beneficially	Percent of Class
Common Stock
Timothy Redpath (1)	17 Bulkey Avenue Sausalito, California 94965	101,741	38.70%
Michael Bozora (1)	138 Madrona Avenue Belvedere, California 94920	101,741	38.70%
Charles T. Thompson	433 Bushaway Road Wayzata, Minnesota 55391	23,771	9.04%
Officers and Directors as a Group (2)		203,482	77.40%
___________________________________

(1)
As of March 2, 2007, Capital Solutions Management, L.P. owns 237,709 shares and is beneficially owned by Messrs. Redpath and Bozora who each control 50% of Capital Solutions Associates, LLC who is the sole general partner and has sole control of Capital Solutions Management, L.P. Capital Solutions Associates, LLC also owns 75% of the Limited Partnership interests in Capital Solutions Management, L.P. Charles T. Thompson owns 10% of the Limited Partnership interests in Capital Solutions Management, L.P. The other 15% of the Limited Partnership interests in Capital Solutions Management, L.P. are owned by 12 individual investors with no investor owning more than 3%. Includes 12,000 shares underlying an option.

(2)	Includes 24,000 shares underlying an option.

Item 12.                          Certain Relationships and Related Transactions, and Director Independence.

As of March 2, 2007, Capital Solutions Management, L.P. owns 237,709 shares and is beneficially owned by Messrs. Redpath and Bozora who each control 50% of Capital Solutions Associates, LLC who is the sole general partner and has sole control of Capital Solutions Management, L.P.  Capital Solutions Associates, LLC also owns 75% of the Limited Partnership interests in Capital Solutions Management, L.P.  Charles T. Thompson owns 10% of the Limited Partnership interest in Capital Solutions Management, L.P.  The other 15% of the Limited Partnership interests in Capital Solutions Management, L.P. are owned by 12 individual investors with no investor owning more than 3%.  The initial value of a 1% Limited Partnership interest was $100,000.

Item 13.                          Exhibits
The following exhibits are filed as part of this Form 10-KSB, and this list includes the Exhibit Index:

Index to Exhibits

Exhibit		Sequentially
Number	Exhibit	Numbered Pages
3.1	Articles of Incorporation of CS Financing Corporation	*
3.2	Bylaws of CS Financing Corporation	*
4.1 4.1	Form of Indenture Form of Indenture	* 1
4.2 4.2	Form of 5 Year Note Form of 5 Year Note	* 1
5 5 10.1	Hinshaw Legal Opinion Hinshaw Legal Opinion Hennessey Loan Agreement	1 4 *
10.2	Consolidated Financial Statements of Hennessey Financial, LLC and Subsidiary	1
10.2 10.3	Consolidated Financial Statements of Hennessey Financial, LLC and Subsidiary Marketing Support and Wholesaler Agreement	4 1
10.4 10.5 10.6 10.7 10.8 10.9
First Amendment to Loan Security Agreement
Director Nonqualified Stock Option Agreement
Employee Nonqualified Stock Option Agreement
Director Nonqualified Stock Option Agreement
Employee Nonqualified Stock Option Agreement
Subscription Agreement and Letter of Investment Intent
4 4 4 4 4 4
10.10	Second Amendment to Hennessy Loan and Security Agreement	4
10.11 10.12	Schedule of Total Return Performance of Hennessey Financial, LLC and Subsidiary Third Amendment to Hennessy Loan and Security Agreement	4 5
11	Statement re: Computation of Per Share Earnings (if applicable)	*
14	Code of Ethics (if applicable)
20	Post Effective Amendment No. 1 To Form S-1, filed with the SEC on March 7, 2007
23.1	Consent of US Bank	*
23.2 23.2	Consent of Virchow Krause & Company, LLP Consent of Jeff D. Wieneke	* 1
23.2	Consent of Virchow Krause & Company, LLP	2
23.2 23.2 23.2 23.3 23.3
Consent of Virchow Krause & Company, LLP
Consent of Virchow Krause & Company, LLP
Consent of Virchow Krause & Company, LLP
Consent of Virchow Krause & Company, LLP
Consent of Virchow Krause & Company, LLP
4 3 5 * 2
23.3 23.3 23.3 23.4	Consent of Virchow Krause & Company, LLP Consent of Virchow Krause & Company, LLP Consent of Virchow Krause & Company, LLP Consent of Virchow Krause & Company, LLP	4 3 5 2
23.4 23.4 23.5 23.5 23.5 23.5 23.5 23.6 24
Consent of Virchow Krause & Company, LLP
Consent of Virchow Krause & Company, LLP
Consent of Hinshaw & Culbertson, LLP
Consent of Hinshaw & Culbertson, LLP
Consent of Hinshaw & Culbertson, LLP
Consent of Hinshaw & Culbertson, LLP
Consent of Hinshaw & Culbertson, LLP
Consent of Virchow Krause & Company, LLP
Power Of Attorney
4 3 2 4 3 5 *
25 31	Form T-1 Statement of Eligibility Under the Trust Indenture Act Certification of Chief Executive Officer & Chief Financial Officer pursuant to Rule 15d	1
32	Certification pursuant to Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code
	Company Balance Sheets as of December 31, 2006 and 2005, and related statement of earnings, changes in shareholders equity and cash flows for the years then ended	F-1
*Filed as part of Registrant’s Registration Statement on Form S-1/A (File #333-129919) (Filed on March 7, 2007)

1. Filed as part of Registrant’s Registration Statement on Form S-1/A (File #333-129919) (Filed on July 5, 2006)
2. Filed as part of Registrant’s Registration Statement on Form S-1/A (File #333-129919) (Filed on July 20, 2006)
3. Filed as part of Registrant’s Registration Statement on Form S-1/A (File #333-129919) (Filed on November 21, 2006)
4. Filed as part of Registrant’s Registration Statement on Form S-1/A (File #333-129919) (Filed on November 22, 2006)
5. Filed as part of Registrant’s Registration Statement on Form S-1/A (File #333-129919) (Filed on March 7, 2007)
Item 14.                          Principal Accountant Fees and Services

Virchow, Krause & Company, LLP (“Virchow”), independent certified public accountants, performed the audit of our consolidated financial statements for the year ended December 31, 2006 and for the period August 19, 2005 (inception) to December 31, 2005.
Fees Paid to the Independent Auditors. During the fiscal year ended December 31, 2006, and the period August 19, 2005 to December 31, 2005 fees paid to our independent auditor, Virchow, consisted of the following:
Audit Fees. Aggregate audit fees billed to the Company by Virchow during the 2005 and 2006 fiscal years for review of our annual financial statements and those financial statements included in our Form 10-KSB totaled $10,000 and $15,000 respectively.
Audit-Related Fees. There were audit-related fees of $6,150 and $11,201 billed to the Company by Virchow during the 2005 and 2006 fiscal years, respectively.
Tax Fees. There were no fees billed to the Company by Virchow during the 2005 fiscal year or 2006 fiscal year for tax compliance, tax advice, or tax planning.
All Other Fees. Virchow billed the Company $0 in 2006.  There were no other fees billed to the Company in 2005.

For the fiscal year 2006 the Board considered and deemed the services provided by Virchow compatible with maintaining each principle accountant’s independence.  The Board has a policy that it pre-approves all services described above in the discussion of fees paid to Virchow.
None of the hours expended on Virchow’s engagement to audit our financial statements for 2006 and 2005 were attributed to work performed by persons other than Virchow’s full-time permanent employees.

SIGNATURES
CS FINANCING CORPORATION

By:	/s/ Timothy R. Redpath
TIMOTHY R. REDPATH
Chief Executive Officer, Treasurer, Secretary, Director
(Principal Executive Officer & Principal Financial and Accounting Officer)
Dated: March 30, 2007

In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.  Each director of the registrant whose signature appears below hereby appoints Timothy R. Redpath and Michael W. Bozora, and each of them severally, as his attorney-in-fact, to sign in his name and on his behalf, as a director of registrant, and to file with the Commission any and all amendments to this report on Form 10-KSB.
Dated:
/s/ Michael W. Bozora	President and Director	March 30, 2007
MICHAEL W. BOZORA

/s/ Timothy R. Redpath	Chief Executive Officer, Treasurer,	March 30, 2007
TIMOTHY R. REDPATH	Secretary, Director

/s/ Theodore J. Ammiro	Director	March 30, 2007
THEODORE J. AMMIRO

/s/ Alfred W. Williams	Director	March 30, 2007
ALFRED W. WILLIAMS

/s/ Dean Mark Brosche	Director	March 30, 2007
DEAN MARK BROSCHE

/s/ Andrew M. Regalia	Director	March 30, 2007
ANDREW M. REGALIA

CS FINANCING CORPORATION
(A DEVELOPMENT STAGE COMPANY)

CS FINANCING CORPORATION
(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

	December 31,	December 31,
	2005	2006
ASSETS
Cash and cash equivalents	$-	$127,271
Prepaid insurance	78,750	78,750
Prepaid expenses	-	15,667
Debt placement costs	116,771	396,525
Loan origination costs	20,000	20,000

Total Assets	$215,521	$638,213

LIABILITIES AND STOCKHOLDER'S EQUITY

LIABILITIES
Due to parent	$101,048	$-
Accounts payable	-	130,324
Note payable	64,199	64,199
Bonds payable	-	225,000
Accrued salaries	-	54,167
Accrued interest	-	744
Total Liabilities	165,247	474,434

STOCKHOLDER'S EQUITY
Common stock, $.01 par value, 1,000,000 shares authorized;
77,736 and 237,709 shares issued and outstanding
at December 31, 2005 and 2006, respectively	777	2,377
Additional paid-in capital	76,959	420,304
Deficit accumulated during the development stage	(27,462)	(258,902)
Total Stockholder's Equity	50,274	163,779

Total Liabilities and Stockholder's Equity	$215,521	$638,213

See accompanying notes to financial statements

CS FINANCING CORPORATION
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

STATEMENT OF OPERATIONS
	August 19, 2005 (inception) to December 31, 2005		Year Ended December 31, 2006		August 19, 2005 (inception) to December 31, 2006

INTEREST AND FEE INCOME	$ -		$ -		$ -

OPERATING EXPENSES
Insurance	11,250		90,000		101,250
Payroll	-		74,167		74,167
Professional fees	2,500		48,659		51,159
Interest expense	-		2,836		2,836
Other	13,712		15,778		29,490
Total Operating Expenses	27,462		231,440		258,902

NET LOSS	$(27,462)	$-	$(231,440)	$-	$(258,902)

Basic and diluted loss per common stock	$(0.35)		$(2.06)		$(2.52)

Weighted average basic and diluted shares outstanding	77,736		112,210		102,902

See accompanying notes to financial statements

CS FINANCING CORPORATION
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF STOCKHOLDER’S EQUITY

STATEMENT OF STOCKHOLDERS' EQUITY

	Common	Stock
	Shares		Amount		Additional Paid-in-Capital		Deficit Accumulated During the Development Stage		Total Stockholder's Equity
BALANCES, August 19, 2005 (inception)	-		$ -		$ -		$ -		$ -
Conversion of advances due to Capital Solutions Management, LP at $1.00 per common share in 2005	77,736		777		76,959		-		77,736

Net Loss for the period from August 19, 2005 (inception) to December 31, 2005	-		-		-		(27,462)		(27,462)
BALANCES, December 31, 2005	77,736	-	777	-	76,959	-	(27,462)	-	50,274
Conversion of advances due to Capital Solutions Management, LP at $2.00 per common share during the period from September 30, 2006 to December 31, 2006	159,973		1,600		318,345		-		319,945

Stock-based compensation	-		-		20,000		-		20,000

Conversion of office related expenses for the Company incurred by Capital Solutions Management, LP into additional paid-in capital	-		-		5,000		-		5,000

Net Loss for the year ended December 31, 2006	-		-		-		(231,440)		(231,440)
BALANCES, December 31, 2006	237,709	-	$2,377	-	$420,304	-	$(258,902)	-	$163,779

See accompanying notes to financial statements

CS FINANCING CORPORATION
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

	Period from August 19, 2005 (inception) to December 31, 2005		Year Ended December 31, 2006		Period from August 19, 2005 (inception) to December 31, 2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(27,462)		$(231,440)		$(258,902)
Adjustments to reconcile net loss to cash flows from operating activities
Stock-based compensation	-		20,000		20,000
Contribution to equity for office related expenses for the company incurred by parent	-		5,000		5,000
Operating expenses covered by parent company advances or accounts payable	16,212		32,311		48,523
Prepaid insurance	11,250		90,000		101,250
Prepaid expenses	-		(15,667)		(15,667)
Accounts payable	-		36,705		36,705
Accrued salaries	-		54,167		54,167
Accrued interest	-		744		744
Net Cash Flows from Operating Activities	-		(8,180)		(8,180)

CASH FLOWS FROM INVESTING ACTIVITIES
Advance from parent company	-		500		500
Net Cash Flows from Investing Activities	-	-	500	-	500

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on note payable	-		(25,801)		(25,801)
Payment of debt placement costs	-		(64,248)		(64,248)
Proceeds from bonds payable	-		225,000		225,000
Net Cash Flows from Financing Activities	-	-	134,951	-	134,951

Net Change in Cash and Cash Equivalents	-	-	127,271	-	127,271

Cash and Cash Equivalents - Beginning of Period	-		-		-

Cash and Cash Equivalents - End of Period	$-	$-	$127,271	$-	$127,271

Cash paid for Interest expense	$-		$2,092		$2,092

Noncash investing and financing activities
Parent company advances for debt placement costs	$116,771		$172,983		$289,754
Parent company advances for loan origination costs	$20,000		$-		$20,000
Conversion of parent company advances to common stock	$77,736		$319,945		$397,681
Issuance of note payable for prepaid insurance	$90,000		$-		$90,000
Parent company advances for payments on note payable	$25,801		$64,199		$90,000
Debt placement costs included in accounts payable	$-		$98,013		$98,013

See accompanying notes to financial statements

CS FINANCING CORPORATION
(A DEVELOPMENT STAGE COMPANY)
Notes to Financial Statements
December 31, 2005 and 2006

NOTE 1 - Summary of Significant Accounting Policies

     Nature of Operations

CS Financing Corporation (the Company), a subsidiary of Capital Solutions Management, LP (Capital Solutions), was incorporated in Delaware on August 19, 2005.  The Company intends to make, purchase and service mezzanine loans and invest in financing mezzanine real estate lenders making such mezzanine real estate loans in the central United States from proceeds of the Company security offering.

The Company is a development stage company that has not generated any revenues to date.  The financial statements have been prepared in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 7 "Accounting and Reporting by Development Stage Enterprises," which requires development stage companies to employ the same accounting principles as operating companies.

     Liquidity and Capital Resources

The Company had a net loss for the period from August 19, 2005 (inception) to December 31, 2005 and for the year ended December 31, 2006.  The Company's ability to continue as a going concern is dependent on obtaining adequate funding from Capital Solutions and/or obtaining proceeds from the Company’s security offering to commence lending activity.  In the future, the Company may have to seek alternative sources of capital or reevaluate its operating plans, which may include cessation of its operations, if it is unable to generate sufficient cash flows from operations.  There is no assurance that funding will be available for the Company to finance its operations on acceptable terms, or at all.

     Cash and Cash Equivalents

The Company classifies all highly liquid investments with initial maturities of three months or less as cash equivalents.  The Company deposits its cash in high quality financial institutions.  The balances, at times, may exceed federally insured limits.

     Debt Placement Costs

Costs incurred in connection with the Company's contemplated Five Year Notes ‑ Series A security offering will be deferred until the offering is substantially complete and then amortized over the term of the related financing agreements using the straight‑line method, which approximates the interest method.  Total debt placement costs as of December 31, 2005 and 2006 were $116,771 and $396,525, respectively.

     Fair Value of Financial Instruments

The carrying amounts for all financial instruments approximate fair value.  The carrying amounts for debt placement costs, loan origination costs, due to parent and note payable approximate fair value because of the short maturity of these instruments.  The fair value of bonds payable approximates the carrying value because the terms are equivalent to borrowing rates currently available to the Company for debt with similar terms and maturities.

     Loan Origination Costs

Loan origination costs were incurred by the Company in anticipation of loans that the Company intends to offer.  These costs will be amortized over the life of the anticipated loan as a reduction of the loan's yield.  Total loan origination costs at both December 31, 2005 and 2006 were $20,000.

     Start‑Up Costs

Costs of start‑up activities are expensed as incurred in accordance with SOP 98‑5, "Reporting on the Costs of Start‑Up Activities."

CS FINANCING CORPORATION
(A DEVELOPMENT STAGE COMPANY)
Notes to Financial Statements
December 31, 2005 and 2006
NOTE 1 - Summary of Significant Accounting Policies (cont.)

Income Taxes
Income taxes are accounted for under the liability method.  Deferred income taxes are provided for temporary differences between the financial reporting and the tax bases of assets and liabilities. Deferred tax assets are reduced by a valuation allowance to the extent that realization of the related deferred tax asset is not assured.

Management's Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Stock-Based Compensation

The Company has not adopted a stock option plan but has issued various stock option awards.  The options issued are administered by the Board of Directors, which selects persons to receive awards and determines the number of options subject to each award and the terms, conditions, performance measures and other provisions of the award.  The Company’s general policy is to grant stock options with an exercise price at fair value at the date of grant.  Refer to Note 5 for additional information related to these stock-based compensation awards.

Effective January 1, 2006, the Company adopted SFAS No. 123R, Share-Based Payment (SFAS 123R), which requires companies to measure and recognize compensation expense for all stock-based payments at fair value.  SFAS 123R is being applied on the modified prospective basis.

Under the modified prospective approach, SFAS 123R applies to new awards and to awards that were outstanding on January 1, 2006 that are subsequently modified, repurchased, cancelled or vest. Under the modified prospective approach, compensation cost recognized in 2006 includes compensation cost for all share-based payments granted prior to, but not yet vested on January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R, and compensation cost for all shared-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Prior periods were not restated to reflect the impact of adopting the new standard as no options were granted prior to January 1, 2006.

As a result of adopting SFAS 123R on January 1, 2006, the net loss and net loss per common share for the year ended December 31, 2006, were $20,000 and $0.18 lower, respectively, and the net loss and net loss per common share for the period August 19, 2005 (inception) to December 31, 2006, were $20,000 and $0.19 lower, respectively, than if the Company had accounted for stock-based compensation under APB Opinion No. 25.  Options and warrants issued to non-employees are recorded at fair value, as required by Emerging Issues Task Force (EITF) 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” using the Black-Scholes pricing model.  From August 19, 2005 (inception) to December 31, 2006, the Company did not issue any stock-based awards to non-employees.

During the year ended December 31, 2006, 25,200 options were issued to board members, of which 8,400 options were exercisable at December 31, 2006.  In accordance with SFAS No. 123R the Company assessed performance based stock options and recorded compensation expense of $20,000 for the year ended December 31, 2006.

CS FINANCING CORPORATION
(A DEVELOPMENT STAGE COMPANY)
Notes to Financial Statements
December 31, 2005 and 2006

NOTE 1 - Summary of Significant Accounting Policies (cont.)

The Company uses the Black-Scholes option-pricing model to estimate fair value of stock-based awards with the following weighted average assumptions:

	2005	2006
Expected life (years)	N/A	10.00
Expected volatility	N/A	40.00%
Dividend yield	N/A	0.00%
Risk-free interest rate	N/A	4.50%

The weighted average fair value of stock options granted with an exercise price equal to the fair value of common stock on the date of grant during the period from August 19, 2005 (inception) to December 31, 2005, year ended December 31, 2006 and the period from August 19, 2005 (inception) to December 31, 2006 was $0.00, $1.18 and $1.18 per option, respectively.

The Company calculates expected volatility for stock options using 40% volatility as the Company believes the expected volatility will approximate this volatility.  The Company estimates the forfeiture rate for stock options of 0% as there is no historical data and the Company believes all stock options issued to date will vest.

The risk-free rates for the expected terms of the stock options are based on the U.S. Treasury yield curve in effect at the time of grant.

Net Loss Per Common Share

In accordance with SFAS No. 128, Earnings Per Share, basic loss per common share is computed by dividing net loss by the weighted average common shares outstanding during the periods presented. Diluted loss per common share is computed by dividing net loss by the weighted average common and potential dilutive common shares outstanding computed in accordance with the treasury stock method.  For all periods presented, diluted loss per common share is the same as basic loss per common share because the effect of outstanding options is antidilutive due to the net loss for all period presented.

Recent Accounting Pronouncement

In June 2005, the Financial Accounting Standards Board ("FASB") issued SFAS No. 154, "Accounting Changes and Error Corrections," a replacement of APB Opinion No. 20 and FASB Statement No. 3.  The statement applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. SFAS No. 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle unless it is impracticable.  SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  Earlier application is permitted for accounting changes and corrections of errors made occurring in fiscal years beginning after June 1, 2005.  The statement does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of this statement.  The adoption of SFAS No. 154 did not have a material effect on the Company's financial statements.

CS FINANCING CORPORATION
(A DEVELOPMENT STAGE COMPANY)
Notes to Financial Statements
December 31, 2005 and 2006
NOTE 1 - Summary of Significant Accounting Policies (cont.)

In December 2003, the FASB issued FASB Interpretation No. 46 (Revised December 2003), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (FIN 46R).  This standard replaces FIN 46, Consolidation of Variable Interest Entities” that was issued in January 2003.  FIN 46R modifies or clarifies various provisions of FIN 46.  FIN 46R addresses the consolidation of business enterprises of variable interest entities (VIE’s), as defined by FIN 46R.  FIN 46R exempts certain entities from its requirements and provides for special effective dates for entities that have fully or partially applied FIN 46 prior to issuance of FIN 46R.  Otherwise, application of FIN 46R is required in financial statements of public entities that have interest in structures commonly referred to as special purpose entities for periods ending after December 15, 2003.  Application by the Company for all other types of VIE’s is required in financial statements for periods ending no later than the quarter ended January 31, 2005.  The adoption of FIN 46R did not have a material effect on the Company’s financial statements.

NOTE 2 - Due to Parent

During 2005, Capital Solutions made advances to the Company which are non-interest bearing, unsecured and due on demand.  Advances outstanding at December 31, 2005 and 2006 were $101,048 and $0, respectively.  Capital Solutions converted advances of $77,736 in 2005 into common stock at $1.00 per share, and $319,945 in 2006 into common stock at $2.00 per share.

NOTE 3 - Note Payable

On November 15, 2005, the Company entered into an agreement with First Insurance Funding Corporation to finance insurance premiums.  The agreement bore interest at a rate of 7.55% per annum and matured in August 2006 and required monthly principal and interest payments of $8,254.  The balance of the note payable was $64,199 and $0 at December 31, 2005 and 2006, respectively.

On November 17, 2006, the Company entered into an agreement with First Insurance Funding Corporation to finance insurance premiums.  The agreement bears interest at a rate of 7.55% per annum and will mature in August 2007 and requires monthly principal and interest payments of $8,254.  The balance of the note payable was $64,199 at December 31, 2006.

NOTE 4 - Bonds Payable

The Company issued $225,000 of five year notes on December 24, 2006 pursuant to the Company’s current S-1 registration statement.  The notes are due in December 2011 and bear interest at a fixed rate (calculated based upon a 360-day year) of ten percent (10%).  Interest is payable monthly with the first interest payment commencing thirty (30) days from issuance.
The five year notes are not listed on any securities exchange and there is no public trading market for the five year note.  The Company may redeem the five year notes after two years and upon at least 30 days written notice.  These five year notes are general unsecured obligations and are subordinated in right to payment to all future, if any, senior debt.

CS FINANCING CORPORATION
(A DEVELOPMENT STAGE COMPANY)
Notes to Financial Statements
December 31, 2005 and 2006

NOTE 5 - Income Taxes

Income Tax

At December 31, 2006, the Company had net operating loss carryforwards of approximately $248,000 and $247,000 for federal and state income tax purposes, respectively, that are available to offset future taxable income and begin to expire in the year 2025.  No benefit has been recorded for any loss carryforwards, and utilization in future years may be limited under Sections 382 and 383 of the Internal Revenue Code if significant ownership changes have occurred or from future tax legislation changes.

The Company records a valuation allowance to reduce the carrying value of the net deferred taxes to an amount that is more likely than not to be realized.  The increase in the valuation allowance was $10,985, $85,416 and $96,401 for the period from August 19, 2005 (inception) to December 31, 2005, year ended December 31, 2006 and the period from August 19, 2005 (inception) to December 31, 2006, respectively.  The benefit for income taxes differs from the amount computed by applying the U.S. federal income tax rate to loss before income taxes as follows:

	Period from August 19, 2005 (inception) to December 31, 2005	Year Ended December 31, 2006	Period from August 19, 2005 (inception) to December 31, 2006
Expected benefit at statutory rate	$ (9,337)	$ (72,602)	$ (81,939)
State tax effects	(1,648)	(12,814)	(14,462)
Increase in valuation allowance	10,985	85,416	96,401
$ -		$-	$-

The following is a summary of deferred taxes at December 31, 2005 and 2006:

	2005	2006
Deferred tax asset:
Pre-opening costs	$ 3,094	$ 3,094
Net operating loss	7,891	93,307
Valuation allowance	(10,985)	(96,401)
	$ -	$-

CS FINANCING CORPORATION
(A DEVELOPMENT STAGE COMPANY)
Notes to Financial Statements
December 31, 2005 and 2006

NOTE 6 - Stockholder’s Equity

Stock Options

On January 1, 2006, the Company issued nonqualified stock options to Company employees/directors to acquire an aggregate of 25,200 shares of common stock at $2.00 per share.  The options vest on future contingent events as defined in the stock option agreements and expire ten years from the date of grant.  Unexercised options are canceled 90 days after termination, and unvested awards are canceled on the date of termination of employment.

The weighted average remaining contractual term of options exercisable at December 31, 2006, was 9 years.

The following table summarizes information about stock options outstanding at December 31, 2006:

	Options	Weighted Average Exercise Price	Range of Option Exercise Price	Intrinsic Value
Options outstanding - August 19, 2005 (inception)	-	$ -	$ -
Granted	-	-	-
Canceled or expired	-	-	-
Exercised	-	-	-
Options outstanding - December 31, 2005	-	-	-
Granted	25,200	2.00	2.00
Canceled or expired	-	-	-
Exercised	-	-	-
Options outstanding - December 31, 2006	25,200	$ 2.00	$ 2.00	$ 0
Options exercisable - December 31, 2006	8,400	$ 2.00	$ 2.00	$ 0

As of December 31, 2006, there was $14,736 of total unrecognized compensation costs related to the outstanding stock options, which is expected to be recognized over a weighted average period of one year.

NOTE 7 – Marketing Support and Wholesaler Agreement

The Company entered into an agreement with Financial Products Distributors ("Distributor") on December 6, 2006, for wholesale distribution of its 5 year Note offering to NASD registered broker-dealers.  The Distributor is compensated under the agreement based on the total volume of Note sales by broker-dealers.  The compensation scale has 5 tiers and ranges from 1%-1.5% of Notes sold.  There is no minimum compensation and maximum compensation is based on if the full Notes for $100 million are sold.

NOTE 8 - Subsequent Events

The Company issued $220,000 in January of 2007, $100,000 on February 9, 2007, and $25,000 on February 22, 2007 of five year notes pursuant to the Company’s current S-1 registration statement.  The notes are due in January and February of 2012 and bear interest at a fixed rate (calculated based upon a 360-day year) of ten percent (10%). Interest is payable monthly with the first interest payment commencing thirty (30) days from issuance.  Total notes issued and outstanding as of February 9, 2007 are $545,000 (including bonds issued as of December 31, 2006– See Note 4).

CS FINANCING CORPORATION
(A DEVELOPMENT STAGE COMPANY)
Notes to Financial Statements
December 31, 2005 and 2006

EXHIBIT INDEX

Exhibit
Sequential
Number	Description
23.6	Consent of independent registered public accounting firm
31	Certification of Chief Executive Officer & Chief Financial Officer pursuant to Rule 15d-14
32	Certification pursuant to Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code