Form 10-Q
period 2007-03-31
CS Financing CORP
filed 2007-05-11
CIK 1343504

<?xml:namespace prefix = o ns = "urn:schemas-microsoft-com:office:office" />
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
<?xml:namespace prefix = st1 ns = "urn:schemas-microsoft-com:office:smarttags" />WASHINGTON, D.C.20549

Form 10-QSB

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period ended March 31, 2007. OR

¨	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period from __________ to ___________

Commission file number: 333-129919

CS Financing Corporation
(Exact name of small business issuer as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	20-3345780 (I.R.S. Employer Identification No.)

21 Tamal Vista Blvd., Suite 230
Corte Medera, California94925
(Address of principal executive offices)

Issuer’s Telephone Number:  (415) 927-7302

Securities registered pursuant to Section 12(g) of the Act:

Five Year Notes – Series A

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒  No ☐
APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  The number of shares outstanding of the Registrant’s common stock as of March 31, 2007, was 237,709.
Transitional Small Business Disclosure Format (check one):  Yes ☒ No ☐

FORWARD-LOOKING STATEMENTS
This Form 10-QSB and the documents incorporated by reference in this Form 10-QSB may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934, as amended.  Such statements are identified by words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “predict, “project,” and similar expressions.  When we make forward-looking statements, we are basing them on our management’s beliefs and assumptions, using information currently available to us.  These forward-looking statements are subject to risks, uncertainties and assumptions, including but not limited to, risks, uncertainties and assumptions related to the following:
·                     changes in tax legislation;
·                     federal and state regulations;
·                     general economic conditions;
·                     competitive factors and pricing pressures;
·                     our dependence on the service of key personnel;
·                     interest rates; and
·                     significant intangible assets.
If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary materially from those anticipate.  Any forward-looking statements you read in this Form 10-QSB or the documents incorporated herein by reference reflect our current views with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to our operations, results of operations, growth strategy and liquidity.  You should specifically consider the factors identified in this Form 10-QSB or in the documents incorporated by reference, which could cause actual results to differ materially from those indicated by the forward-looking statements.  In light of the foregoing risks and uncertainties, you should not unduly rely on such forward-looking statements when deciding whether to buy, sell or hold any of our securities.  We disclaim any intent or obligation to update or alter any of the forward-looking statements whether in response to new information, unforeseen events, changed circumstances or otherwise.

PART I – FINANCIAL INFORMATION
Item 1.                              Financial Statements.

Balance Sheets

	March 31, 2007	December 31, 2006
	(Unaudited)	(Audited)
Assets
Cash and cash equivalents	$2,826,979	$ 127,271
Prepaid insurance	11,167	78,750
Prepaid expenses	56,250	15,667
Debt placement costs, net	672,433	396,525
Loan origination costs	20,000	20,000
Deposits	3,615	-
Fixed assets, net	6,500	-

Total Assets	$3,596,944	$638,213

Liabilities And Stockholder's Equity (Deficit)

Liabilities
Accounts payable	$161,649	$130,324
Note payable	40,502	64,199
Bonds payable	3,435,000	225,000
Accrued salaries	27,778	54,167
Accrued interest	10,889	-
Purchased accrued interest payable	3,424	744

Total Liabilities	$3,679,242	$474,434

Stockholder's Equity (Deficit)
Common stock,$.01par value, 1,000,000 shares authorized, 237,709 and 237,709 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	2,377	2,377
Additional paid in capital	420,304	420,304
Deficit	(504,979)	(258,902)
Total Stockholder's Equity (Deficit)	$(82,298)	$163,779

Total Liabilities And Stockholder's Equity (Deficit)	$3,596,944	$638,213

The accompanying notes are an integral part of these financial statements

Statements of Operations (Unaudited)

	Three Months Ending March 31, 2007	Three Months Ending March 31, 2006	August 19, 2005 (inception) to March 31, 2007

INTEREST AND FEE INCOME	$5,733	$-	$5,733

OPERATING EXPENSES
Insurance	22,500	22,500	123,750
Payroll	122,376	5,000	191,542
Professional fees	40,057	500	91,216
Interest expense	21,951	1,486	25,241
Other	44,926	1,051	78,963
Total Operating Expenses	251,810	30,537	510,712

NET LOSS	$(246,077)	$(30,537)	$(504,979)

Basic and diluted loss per common stock	$(1.04)	$(0.39)	$ (3.41)
Weighted average basic and
diluted common shares outstanding	237,709	77,336	147,932

The accompanying notes are an integral part of these financial statements

Statement of Cash Flows (Unaudited)
	Three Month Period Ended March 31, 2007	Three Month Period Ended March 31, 2006	Period from August 19, 2005 (inception) to December 31, 2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(246,077)	$(30,537)	$(504,979)
Amortization of Debt Placement Costs	21,179		21,179
Stock-based compensation			20,000
Contribution to equity for office related expenses for the company incurred by parent			5,000
Operating expenses covered by parent company advances or accounts payable			48,523
Prepaid insurance	22,500		123,750
Prepaid expenses	4,500		(11,167)
Accounts payable	31,325		68,030
Accrued salaries	(26,389)		27,778
Accrued interest	13,568		14,312
Net Cash Flows from Operating Activities	(179,394)	(30,537)	(187,574)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Furniture & Equipment	(6,500)	-	(6,500)
Rent Deposit	(3,615)	-	(3,615)
Advance from parent company		30,537	500
Net Cash Flows from Investing Activities	(10,115)	30,537	(9,615)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on note payable	(23,698)	-	(49,499)
Payment of debt placement costs	(297,086)	-	(361,334)
Proceeds from bonds payable	3,210,000	-	3,435,000
Net Cash Flows from Financing Activities	2,889,216	-	3,024,167

Net Change in Cash and Cash Equivalents	2,699,708	-	2,826,979
Cash and Cash Equivalents - Beginning of Period	127,271	-	-
Cash and Cash Equivalents - End of Period	$2,826,979	$-	$2,826,979

Cash paid for Interest expense	$21,951	$1,486	$24,043
Cash paid for Income taxes	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements

                                                                                                   Notes to Financial Statements (Unaudited)
NOTE 1 - Summary of Significant Accounting Policies

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. In the opinion of management, all adjustments are of normal recurring nature and considered necessary for a fair presentation of the Company’s financial condition and results of operations for the interim periods presented in this Form 10−QSB have been included. Operating results for the interim periods are not necessarily indicative of financial results for the full year. These unaudited financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10−KSB for the year ended December 31, 2006. In preparing these consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements and the reported amount of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

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

     Debt Placement Costs

Costs incurred in connection with the Company's contemplated Five Year Notes ‑ Series A security offering will be deferred until the offering proceeds are received and then amortized over the term of the related financing agreements using the straight-line method, which approximates the interest method.  Total debt placement costs as of December 31, 2006 and March 31, 2007 were $396,525 and $672,433 respectively.

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

     Loan Origination Costs

Loan origination costs were incurred by the Company in anticipation of loans that the Company intends to offer.  These costs will be amortized over the life of the anticipated loan as a reduction of the loan's yield.  Total loan origination costs at both December 31, 2006 and March 31, 2007 were $20,000.

Notes to Financial Statements (Unaudited)
NOTE 1 - Summary of Significant Accounting Policies (cont.)

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

    New Accounting Pronouncements

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

Notes to Financial Statements (Unaudited)
NOTE 1 - Summary of Significant Accounting Policies (cont.)

In September 2006, FASB issued Financial Accounting Statement (FAS) 157, Fair Value Measurements.  The Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements.  The provisions of FAS 157 are effective for the Company on or before January 1, 2008.  The provisions of this Statement shall be applied prospectively as of the date of adoption with a limited form of retrospective application to certain financial instruments that will result in cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings.  The Company is currently evaluating the impact of FAS 157 on its financial statements.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, (“FIN 48”) which clarifies the accounting for uncertainty in tax positions.  This interpretation requires the recognition of a tax position when it is more likely than not that the tax position will be sustained upon examination by relevant taxing authorities, based on the technical merits of the position.  The provisions of FIN 48 are effective for the Company on January 1, 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings.  The Company adopted this statement without significant financial impact in the first quarter of 2007.
In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements” (SAB 108). SAB 108 addresses how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in current-year financial statements. SAB 108 requires an entity to quantify misstatements using a balance sheet and income-statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. The guidance is applicable for fiscal years ending after November 15, 2006. The Company currently does not believe that SAB 108 will have a material impact on its financial statements.

NOTE 2 - Note Payable

On November 17, 2006, the Company entered into an agreement with First Insurance Funding Corporation to finance insurance premiums. The agreement bears interest at a rate of 7.55% per annum and will mature in August 2007 and requires monthly principal and interest payments of $8,254. The balance of the note payable was $64,199 at December 31, 2006 and $40,502 at March 31, 2007.

NOTE 3 - Bonds Payable

The Company issued $225,000 and $3,210,000 of five year notes on December 24, 2006 and during the three month period ended March 31, 2007 respectively pursuant to the Company’s current S-1 registration statement.  The notes are due in December 2011 and 2012 and bear interest at a fixed rate (calculated based upon a 360-day year) of ten percent (10%). Interest is payable monthly with the first interest payment commencing thirty (30) days from issuance.
The five year notes are not listed on any securities exchange and there is no public trading market for the five year note.  The Company may redeem the five year notes after two years and upon at least 30 days written notice. These five year notes are general unsecured obligations and are subordinated in right to payment to all future, if any, senior debt.

Notes to Financial Statements (Unaudited)

NOTE 4 - Stockholder’s Equity

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

The weighted average remaining contractual term of options exercisable at March 31, 2007, was 9 years.

The following table summarizes information about stock options outstanding at March 31, 2007:

	Options	Weighted Average Exercise Price	Range of Option Exercise Price	Intrinsic Value

Options outstanding - August 19, 2005 (inception)	-	$ -	$ -
Granted	-	-	-
Canceled or expired	-	-	-
Exercised	-	-	-
Options outstanding - December 31, 2005	-	-	-
Granted	25,200	2.00	2.00
Canceled or expired	-	-	-
Exercised	-	-	-
Options outstanding - March 31, 2007	25,200	$2.00	$2.00	$0
Options exercisable - March 31, 2007	8,400	$2.00	$2.00	$0

As of March 31, 2007, there was $14,736 of total unrecognized compensation costs related to the outstanding stock options, which is expected to be recognized over a weighted average period of one year.

NOTE 5 – Marketing Support and Wholesaler Agreement

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

Item 2.                              Management’s Discussion and Analysis or Plan of Operation.
General
CS Financing Corporation (the “Company” or “we” or “our”) was incorporated in Delaware on August 19, 2005 for the purpose of financing mezzanine real estate transactions.  We are a wholly-owned subsidiary of Capital Solutions Management, L.P., a Delaware limited partnership (“Parent Company”).  Mezzanine real estate loans are typically the portion of financing of a real estate transaction that is sandwiched between the senior debt and the owner’s equity.  Our primary business is making, purchasing and servicing mezzanine loans and financing or investing in companies making mezzanine real estate loans.  To make mezzanine loans, we use proceeds of the Company’s offering of Five Year Notes – Series A which commenced on November 22, 2006 and which is continuing (the “Offering”).  Our mezzanine real estate lending will primarily finance four types of activities:  residential construction, commercial construction, investment property and land development.  The term of the underlying loans will generally range from six to sixty months.

We are engaged in the business of mezzanine real estate financing. We expect to lend up to 40% of the net proceeds of the Offering to Hennessey Financial, LLC, a Minnesota limited liability company (“Hennessey”).  Hennessey is a mezzanine real estate lender that has been in business since 1999. We will lend the remaining 60% of the net proceeds of the Offering to other such lenders and borrowers on terms similar to the loan terms we have with Hennessey.  We have had and are in discussions with potential borrowers of CSF funds. Through two years of research, development and networking of both borrowers and lenders (mostly senior real estate lenders, such as traditional banks that welcome mezzanine debt to support their loans), we have developed a potential group of borrowers: other mezzanine lenders.  We are in the process of performing due diligence on these potential borrowers.  Several of them are interested and eligible for consideration.  We are in advanced negotiations with two additional borrowers and preliminary discussions with four others.  We anticipate a large demand for our mezzanine real estate financing and do not foresee a lack of financing prospects.
We are a development stage company and have had net losses since inception.  We had an accumulated deficit as of March 31, 2007 of approximately $504,979 which reflects expenditures necessary for the start of our operations and professional fees and services.  Since the financial statements for these periods were prepared assuming that we would continue as a going concern, in the view of our independent registered public accounting firm, these conditions raise substantial doubt about our ability to continue as a going concern unless we are able to sell a substantial amount of the Offering.  At this time, we believe our ability to continue as a going concern depends in large part on our ability to raise sufficient capital through the Offering which in turn will enable us to make mezzanine real estate loans and receive revenue from our lending activity.  If we are unable to raise such additional capital and make loans, we may be forced to discontinue our business. We have sold approximately $3,435,000 of the Offering as of March 31, 2007, and currently expect to be able to meet our cash requirements and commence lending activities as planned.

The Company has recently added a Chief Financial Officer, whose name, background and experience and the terms of his hiring are discussed in Part II, Item 5 of this Form 10-QSB.

Liquidity

The primary source of our liquidity will come from interest and fees earned on our loans and investments.  In most cases, we will receive monthly interest payments on our loans and investments.  If we are able to sell sufficient amounts of the Offering and make loans and investments and purchase assets, these assets could be pledged as collateral for an operating line of credit.  We have sold approximately $3,435,000 of the Offering as of March 31, 2007, and currently expect to be able to meet our cash requirements and commence lending activities as planned.

Capital Resources and Results of Operation

We currently do not have any considerable operations or results of operations to discuss.  Our current capital resources are provided by the proceeds of the Offering.  To date, our material commitmentsinclude only the professional fees necessary to conduct the Offering and to meet our SEC reporting obligations.  Such fees have been paid current on an ongoing basis and future expenses will be paid from earnings or from proceeds of the Offering.  We do not intend to reimburse our Parent Company for any expenses paid on our behalf to date, nor do we intend to borrow money from our Parent Company.  We have sold approximately $3,435,000 of the Offering as of March 31, 2007, and currently expect to be able to meet our cash requirements and commence lending activities as planned.

Off-Balance Sheet Arrangements

The Company has no guarantees, commitments, liabilities, assets, contingent interests or other arrangements not included on the financial statements.
Item 3.              Controls and Procedures.
As of March 31, 2007, our management carried out an evaluation under the supervision and with the participation of our Chief Executive Officer/Treasurer, our President and our Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation, our Chief Executive Officer/Treasurer, our President and our Chief Financial Officer concluded that our disclosure controls and procedures as of March 31, 2007 were effective in timely alerting them to material information relating to the Company required to be included in our periodic filings under the Exchange Act.
No changes in our internal control over financial reporting have come to management’s attention that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1.                   Legal Proceedings.
As of March 31, 2007, there are no suits or claims against the Company.
We may be, from time to time, subject to various pending and threatened legal actions which arise out of the normal course of our business. We are not a party to any pending legal or administrative proceedings (other than ordinary routine litigation incidental to our business) and we know of no such proceedings contemplated.  There are no material proceedings adverse to the Company to which any director, officer, affiliate of the Company or 5% shareholder of the Company, or any associate of any such director, officer, affiliate or 5% shareholder of the Company is a party, and none of the above persons has a material interest adverse to the Company.
Item 4.             Submission of Matters to a Vote of Security Holders.

During the quarter ended March 31, 2007, no matters were submitted to a vote of the Company’s security holders through the solicitation of proxies or otherwise.

Item 5.             Other Information

Item 5.01             Hiring of a Chief Financial Officer
Mr. Mark Williams was appointed to the position of Chief Financial Officer of the Company, effective May 8, 2007.  Although we have a Treasurer, we previously did not have a Chief Financial Officer.  Mr. Williams has been hired as an independent contractor under a Professional Services Agreement, dated May 8, 2007.  This agreement may be terminated in the event of a breach by a party, the bankruptcy of either party, upon 15 days prior written notice given by either party or if there is no Project Assignment (as defined in the Agreement).  Mr. Williams’ compensation is based on an hourly rate of $275 per hour.  The description of the terms of the Professional Services Agreement herein is qualified in its entirety by reference to the copy of that agreement attached hereto as Exhibit 10.
Mr. Williams is Certified Public Accountant with over twenty five years of experience in public and private accounting.  He is currently a partner in the accounting firm of Ruzzo, Scholl & Murphy, Campbell, California, which provides financial and consulting services to private and public companies.  Mr. Williams joined Ruzzo, Scholl & Murphy in January 2007, and previously worked with that firm from 1990 through 2000.  Prior to his rejoining that firm in 2007, from 2002 through 2006, Mr. Williams was in solo practice as a certified public accountant, as Mark Williams, Inc., which provided accounting and tax services.  From 2000 to 2002, Mr. Williams was the Chief Financial Officer for University Technology Ventures, Pleasanton, California, a venture capital firm.  Mr. Williams serves on the board of directors of Semotus Solutions, Inc., Los Gatos, California, a high-tech public company traded on the American Stock Exchange.  Mr. Williams earned his Bachelor of Science degree in Accounting from San JoseStateUniversity.

Item 5.02               Changes in Registrant’s Certifying Accountant.

Effective as of  May 8, 2007, Virchow, Krause & Company, LLP (“Virchow”) informed the Company that it declined to stand for re-election and that the client-auditor relationship between Virchow and the Company ceased.

The audit report of Virchow on the financial statements of the Company as of December 31, 2006 and 2005 and for period from August 19, 2005 (inception) to December 31, 2005, year ended December 31, 2006 and the period from August 19, 2005 (inception) to December 31, 2006 contained a separate paragraph stating:

"The financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred recurring losses and negative cash flows from operating activities since inception and requires additional working capital and the offering up to $100,000,000 in aggregate principal amount of five year Notes to support future operations, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regards to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Other than such qualification as to uncertainty as a going concern, the aforementioned audit report of Virchow did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to audit scope or accounting principles.

During the period beginning on August 19, 2005 (inception) and through the effective date of Virchow’s departure (“Relevant Period”), there have been no disagreements between the Company and Virchow on any matters of accounting principle or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to its satisfaction, would have caused Virchow to make reference to the subject matter of such disagreements in connection with its reports.  Also, during the Relevant Period, there were no reportable events as described in Item 304(a) of Regulation S-B (“Reportable Events”) issued by the Securities and Exchange Commission (the “Commission”).

We have provided Virchow with a copy of the foregoing disclosures and have requested, pursuant to the rules of the Commission, that Virchow provide us with a letter addressed to the Commission stating whether Virchow agrees with the statements set forth in this subsection, and if not, stating the respects in which it does not agree.  Such letter is filed as an exhibit to this Form 10-QSB as Exhibit 16.1.

On May 8, 2007, we engaged L.L. Bradford & Company, LLC (“LL Bradford”) as our independent registered public accounting firm to audit our financial statements for the current fiscal year.  The engagement of LL Bradford was approved by the board of directors.

During the Relevant Period, neither we nor to our knowledge anyone acting on our behalf consulted with LL Bradford regarding either (i) the application of accounting principles to a specified transaction (either completed or proposed), (ii) the type of audit opinion that might be rendered on the Company’s financial statements, or (iii) any Reportable Event.

Item 6.                              Exhibits

Index to Exhibits
Exhibit
Number	Exhibit
10	Material Contracts-(Professional Services Agreement)
16.1	Change of Accountant
23.1	Consent of Keesal, Young & Logan

31.1 31.2
Rule 13a-14(a)/15d-14(a) Certifications:
Certification of Chief Executive Officer pursuant to Rule 15d
Rule 13a-14(a)/15d-14(a) Certifications:
Certification of Chief Financial Officer pursuant to Rule 15d

32.1 32.2	Section 1350 Certification of CEO of Chapter 63 of Title 18 of the United States Code Section 1350 Certification of CFO of Chapter 63 of Title 18 of the United States Code

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated:

/s/ Timothy R. Redpath	Chief Executive Officer, Treasurer,	March 11, 2007
TIMOTHY R. REDPATH	Secretary, Director