Form 10QSB
period 2007-08-08
CS Financing CORP
filed 2007-08-09
CIK 1343504

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period ended June 30, 2007. OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period from __________ to ___________
Commission file number: 333-129919

CS Financing Corporation
(Exact name of small business issuer as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	20-3345780 (I.R.S. Employer Identification No.)

21 Tamal Vista Blvd., Suite 230
Corte Medera, California 94925
(Address of principal executive offices)

Issuer’s Telephone Number:  (415) 927-7302

Securities registered pursuant to Section 12(g) of the Act:

Five Year Notes – Series A

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐ *

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  The number of shares outstanding of the Registrant’s common stock as of August 7, 2007, was 237,709.

Transitional Small Business Disclosure Format (check one):  Yes ☐ No ☒

*Excludes filings on Form 8-K as provided in Rule 144(c)(i) under the Securities Act of 1933, as amended.

                  CS FINANCING CORPORATION

                  (A Development Stage Company)

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

Balance Sheets
	30-June-07	31-Dec-06
Assets	(Unaudited)	(Audited)
Cash and cash equivalents	$ 2,525,951	$ 127,271
Prepaid insurance	33,750	78,750
Prepaid expenses	6,667	15,667
Debt placement costs, net	755,777	396,525
Fixed assets, net	18,767	-
Investments in Notes Receivable	2,466,000	20,000
Loan origination costs, net	19,333
Deposits	3,615	-

Total Assets	$ 5,829,860	$ 638,213

Liabilities And Stockholder's Equity (Deficit)

Liabilities
Accounts payable	$ 63,499	$ 130,324
Note payable	16,354	64,199
Bonds payable	6,140,000	225,000
Accrued salaries	27,778	54,167
Accrued interest	25,167	-
Purchased accrued interest payable	416	744

Total Liabilities	$ 6,273,214	$ 474,434
Commitments & Contingencies

Stockholders’ Equity (Deficit)
Common stock,$.01par value, 1,000,000 shares authorized, 237,709 and 237,709 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	2,377	2,377
Additional paid in capital	420,304	420,304
Deficit	(866,035)	(258,902)
Total Stockholder's Equity (Deficit)	$ (443,354)	$ 163,779

Total Liabilities And Stockholders' Equity (Deficit)	$ 5,829,860	$ 638,213

The accompanying notes are an integral part of these financial statements

                                                                                                                                                                                                        CS FINANCING CORPORATION
                                                                                                                                                       (A Development Stage Company)

Statements of Operations (Unaudited)

					August 19,
	Three	Three			2005
	Months	Months	Six Months	Six Months	(inception) to
	Ending June	Ending June	Ending June	Ending June	June 30,
	30, 2007	30, 2006	30, 2007	30, 2006	2007

INTEREST AND FEE INCOME	$80,739		$86,472		$86,472

OPERATING EXPENSES

Insurance	22,500	22,500	45,000	45,000	146,250
Payroll	130,733	5,000	253,109	10,000	322,276
Professional fees	37,002	10,500	77,059	11,000	128,218
Interest expense	123,892	711	145,843	2,196	149,132
Other	127,668	2,991	172,594	4,042	206,631
Total Operating Expenses	441,795	41,702	693,605	72,238	952,507

NET LOSS	($361,056)	($41,702)	$607,133	$72,238	$866,035

Basic and diluted loss per common stock	($1.52)	($0.18)	($2.55)	($0.67)	($6.35)
Weighted average basic and
diluted common shares outstanding	237,709	237,709	237,709	107,997	136,325

                                                                                                                                                                           The accompanying notes are an integral part of these financial statements

                                                                                                                                                                                                 CS FINANCING CORPORATION
                                                                                                                                                  (A Development Stage Company)

CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$ (607,133)	$ (72,238)	$ (866,035)
Depreciation and Amortization expense	59,790	-	59,789
Stock-based compensation	-	10,000	20,000

Contribution to equity for office related expenses for
the company incurred by parent	-	-	402,682
Prepaid insurance	45,000	45,000	(33,750)
Prepaid expenses	9,000	-	(6,667)
Rent deposit	(3,615)	-	(3,615)
Accounts payable	(66,825)	135,586	63,499
Accrued salaries	(26,389)	-	27,777
Accrued interest	24,839	-	25,584
Net Cash Flows from Operating Activities	(565,333)	118,348	(310,736)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(18,767)	-	(18,767)
Investment in notes receivable	(2,466,000)	-	(2,466,000)
Net Cash Flows from Investing Activities	(2,484,767)		(2,484,767)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on note payable	(47,845)	47,848	16,353
Payment of debt placement costs	(418,375)	70,000	(814,899)
Loan Origination costs	-	-	(20,000)
Proceeds from bonds payable	5,915,000	-	6,140,000
Net Cash Flows from Financing Activities	5,448,780	117,848	5,321,454

Net Change in Cash and Cash Equivalents	2,398,680	500	2,525,951
Cash and Cash Equivalents - Beginning of Period	127,271	-	-
Cash and Cash Equivalents - End of Period	2,525,951	500	2,525,951

Cash paid for interest	$121,003	$2,196	$123,965
Cash paid for income taxes	-	-	-

                                                                                                                                                                      The accompanying notes are an integral part of these financial statements

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

Nature of Operations

CS Financing Corporation (“Company”), a subsidiary of Capital Solutions Management, LP (“Capital Solutions”), was incorporated in Delaware on August 19, 2005.  The Company intends to make, purchase and service mezzanine loans and invest in financing mezzanine real estate lenders making such mezzanine real estate loans in the central United States from proceeds of the Company’s offering of Five Year Notes-Series A (the “Notes Offering”).

Cash and Cash Equivalents

The Company classifies all highly liquid investments with initial maturities of three months or less as cash equivalents. The Company deposits its cash in high quality financial institutions. The balances, at times, may exceed federally insured limits.

Debt Placement Costs

Costs incurred in connection with the Company's Notes Offering will be deferred until the offering proceeds are received and then amortized over the term of the related financing agreements using the straight-line method, which approximates the interest method.  Total debt placement costs as of December 31, 2006 and June 30, 2007 were $396,525 and $755,777 respectively.

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

Loan Origination Costs

Loan origination costs were incurred by the Company in anticipation of loans that the Company intends to offer.  These costs will be amortized over the life of the anticipated loan as a reduction of the loan's yield.  Total loan origination costs at both December 31, 2006 and June 30, 2007 were $20,000.

Notes to Financial Statements (Unaudited)
NOTE 1 - Summary of Significant Accounting Policies (cont.)

Start-Up Costs

Costs of start-up activities are expensed as incurred in accordance with SOP 98-5, "Reporting on the Costs of Start-Up Activities."

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

Revenue Recognition

Interest is recognized as revenue when earned according to the terms of the loans, using the effective interest method. We do not accrue interest income on loans once they are determined to be impaired.  A loan is impaired when based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement or when the payment of interest is 90 days past due. Cash receipts will be allocated to interest income, except when such payments are specifically designated by the terms of the loan as principal reduction or when management does not believe our investment in the loan is fully recoverable.

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

    New Accounting Pronouncements

In December 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46 (Revised December 2003), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (FIN 46R). This standard replaces FIN 46, Consolidation of Variable Interest Entities” that was issued in January 2003. FIN 46R modifies or clarifies various provisions of FIN 46. FIN 46R addresses the consolidation of business enterprises of variable interest entities (“VIE’s”), as defined by FIN 46R. FIN 46R exempts certain entities from its requirements and provides for special effective dates for entities that have fully or partially applied FIN 46 prior to issuance of FIN 46R. Otherwise, application of FIN 46R is required in financial statements of public entities that have interest in structures commonly referred to as special purpose entities for periods ending after December 15, 2003. Application by the Company for all other types of VIE’s is required in financial statements for periods ending no later than the quarter ended January 31, 2005. The adoption of FIN 46R did not have a material effect on the Company’s financial statements.

                  CS FINANCING CORPORATION

                  (A Development Stage Company)

Notes to Financial Statements (Unaudited)
NOTE 1 - Summary of Significant Accounting Policies (cont.)

In September 2006, FASB issued Financial Accounting Statement (FAS) 157, Fair Value Measurements.  The Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements.  The provisions of FAS 157 are effective for the Company on or before January 1, 2008.  The provisions of this Statement shall be applied prospectively as of the date of adoption with a limited form of retrospective application to certain financial instruments that will result in cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings.  The Company is currently evaluating the impact of FAS 157 on its financial statements.

       In July 2006, FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, (“FIN 48”) which clarifies the accounting for uncertainty in tax positions.  This interpretation requires the recognition of a tax position when it is more likely than not that the tax position will be sustained upon examination by relevant taxing authorities, based on the technical merits of the position.  The provisions of FIN 48 are effective for the Company on January 1, 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings.  The Company adopted this statement without significant financial impact in the first quarter of 2007.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements” (“SAB 108”). SAB 108 addresses how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in current-year financial statements. SAB 108 requires an entity to quantify misstatements using a balance sheet and income-statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. The guidance is applicable for fiscal years ending after November 15, 2006. The Company currently does not believe that SAB 108 will have a material impact on its financial statements.

NOTE 2 - Note Payable

On November 17, 2006, the Company entered into an agreement with First Insurance Funding Corporation to finance insurance premiums. The agreement bears interest at a rate of 7.55% per annum and will mature in August 2007 and requires monthly principal and interest payments of $8,254. The balance of the note payable was $64,199 at December 31, 2006 and $16,354 at June 30, 2007.

NOTE 3 - Bonds Payable

The Company issued $225,000 and $5,915,000 of Five Year Notes-Series A (“Notes”) on December 24, 2006 and during the six month period ended June 30, 2007, respectively, pursuant to a registration statement on Form S-1 (the “Registration Statement”).  The Notes are due in December 2011 and 2012 and bear interest at a fixed rate (calculated based upon a 360-day year) of ten percent (10%). Interest is payable monthly with the first interest payment commencing thirty (30) days from issuance.

The Notes are not listed on any securities exchange and there is no public trading market for the Notes.  The Company may redeem the Notes after two years and upon at least 30 days written notice. The Notes are general unsecured obligations and are subordinated in right to payment to all future, if any, senior debt of the Company.

                 CS FINANCING CORPORATION
(A Development Stage Company)

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

The weighted average remaining contractual term of options exercisable at June 30, 2007, was 9 years.

The following table summarizes information about stock options outstanding at June 30, 2007:

	Options	Weighted Average Exercise Price	Range of Option Exercise Price	Intrinsic Value
Options outstanding - August 19, 2005 (inception)	-	$ -	$ -
Granted	-	-	-
Canceled or expired	-	-	-
Exercised	-	-	-
Options outstanding - December 31, 2005	-	-	-
Granted	25,200	2.00	2.00
Canceled or expired	-	-	-
Exercised	-	-	-
Options outstanding - June 30, 2007	25,200	$ 2.00	$ 2.00	$ 0
Options exercisable - June 30, 2007	8,400	$ 2.00	$ 2.00	$ 0

NOTE 5 – Marketing Support and Wholesaler Agreement

The Company entered into an agreement with Financial Products Distributors ("Distributor") on December 6, 2006, for wholesale distribution of its 5 year Note offering to NASD registered broker-dealers. The Distributor is compensated under the agreement based on the total volume of Note sales by broker-dealers. The compensation scale has 5 tiers and ranges from 1%-1.5% of the principal amount of Notes sold. There is no minimum compensation.  The maximum compensation would be earned if the maximum amount of notes are sold in the offering.

NOTE 6 – Investments in Notes Receivable

On April 30, 2007, the Company acquired a $2,000,000 promissory note issued by Assured Financial, a Minnesota LLC.  Assured Financial is a senior (1st position) real estate construction and development lender.  The Company acquired an additional promissory note issued by Assured Financial of $466,000 on June 30, 2007  Both notes are unsecured and mature on September 1, 2009 and are subject to an interest rate of 15%.  Interest on both notes is payable monthly.  The Company is a subordinated debtholder to senior lenders in Assured Financial’s capital structure.  Assured Financial is secured by real estate assets in first (senior) position on all of its lending activities (with few exceptions).

Item 2.	Management’s Discussion and Analysis or Plan of Operation.

Some of the statements in this Quarterly Report on Form 10-QSB, including, but not limited to this Management’s Discussion and Analysis or Plan of Operation, contain forward-looking statements regarding the Company’s business, financial condition, and results of operations and prospects that are based on the Company’s current expectations, estimates and projections. In addition, other written or oral statements which constitute forward-looking statements may be made by the Company or on the Company’s behalf. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “would”  or variations of such words and similar expressions are intended to identify such forward-looking statements. You can also identify forward-looking statements by discussions of strategy, plans or intentions.  These statements are not guarantees of future performance, and are inherently subject to risks and uncertainties that are difficult to predict. As a result, actual outcomes and results may differ materially from the outcomes and results discussed in or anticipated by the forward-looking statements. All such statements are therefore qualified in their entirety by reference to the factors specifically addressed in the section entitled “Factors That May Affect Future Results of Operations” in the Company’s Annual Report on Form 10-KSB. New risks can arise and it is not possible for management to predict all such risks, nor can management assess the impact of all such risks to the Company’s business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. All forward-looking statements speak only as of the date of this Quarterly Report on Form 10-QSB. The Company undertakes no obligation to revise or update publicly any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Quarterly Report on Form 10-QSB, other than as required by law.

Overview

CS Financing Corporation (the “Company” or “we” or “our”) was incorporated in Delaware on August 19, 2005 for the purpose of financing mezzanine real estate transactions.  We are a wholly-owned subsidiary of Capital Solutions Management, L.P., a Delaware limited partnership (“Parent Company”).  Mezzanine real estate loans are typically the portion of financing of a real estate transaction that is sandwiched between the senior debt and the owner’s equity.  Our primary business is making, purchasing and servicing mezzanine loans and financing or investing in companies making mezzanine real estate loans.  To make mezzanine loans, we use proceeds of the Company’s offering of Five Year Notes – Series A (the “Notes”) which commenced on November 22, 2006 and which is continuing (the “Offering”).  Our mezzanine real estate lending will primarily finance four types of activities:  residential construction, commercial construction, investment property and land development.  The term of the underlying loans will generally range from six to sixty months.

We expect to lend up to 40% of the net proceeds of the Offering to Hennessey Financial, LLC, a Minnesota limited liability company (“Hennessey”).  Hennessey is a mezzanine real estate lender that has been in business since 1999. We expect to lend the remaining 60% of the net proceeds of the Offering to other lenders and borrowers on terms similar to the loan terms we have with Hennessey.  We have had and are in discussions with potential borrowers of our funds. Through two years of research, development and networking of both borrowers and lenders (mostly senior real estate lenders, such as traditional banks that welcome mezzanine debt to support their loans), we have developed a potential group of borrowers and other mezzanine lenders.  We are in the process of performing due diligence on these potential borrowers.  Several of them have indicated an interest in our offerings and are eligible for consideration.  We are in advanced negotiations with two additional borrowers and preliminary discussions with four others.  We anticipate continued demand for our mezzanine real estate financing and do not foresee a lack of potential financing prospects.

On April 30, 2007 we completed our first transaction: the purchase of a $2,000,000 principal amount mezzanine (subordinated) note from a private investor. The total investment by the Company in this transaction was approximately $2,024,657, which amount included approximately $24,657 of accrued interest under the note. The note obligor, Assured Financial, LLC (“Assured”) is a Minnesota based, senior (1st position) real estate construction and development lender and is an affiliated company of Hennessey.  On June 30, 2007 the Company acquired an additional promissory note in amount of $466,000 issued by Assured. We anticipate that additional investments with Assured will be available to the Company in the future.

On November 22, 2006, the Company received notice of the effectiveness of its registration statement on Form S-1 registering the Offering of the Notes.  Since then we have secured sales-distribution agreements with certain NASD broker-dealer members for the distribution of Notes in the Offering.  Given current estimates/anticipations by these broker-dealers and others currently considering joining the Offering, we anticipate success in completing the sale of all or a substantial portion of the Notes in the Offering; sales are currently in excess of $6,000,000.  In addition, we continue to interview potential borrowers in various geographic regions in anticipation of continuing to widen and diversify our potential portfolio of mezzanine borrowers.  Finally, we have finalized custodial services from US Bancorp to further strengthen the operations and administration of our business.

The Company believes that the slowing real estate market has deterred competition for mezzanine loans, thereby providing an opportunity for the Company to make loans with a greater yield, better covenants and at a loan-to-value ratio that will increase when the real estate market recovers.  Likewise, we believe that the primary reason a borrower might be considered credit impaired today is that the real estate market is soft; when the market improves, we anticipate that the credit quality of such borrowers will also increase.

Hennessey, our projected largest customer, is a mezzanine real estate lending company that has been engaged in the business of real estate lending since 1999. We will lend money to Hennessey at an approximate blended rate of 15.5% and Hennessey will, in turn, lend to mezzanine real estate borrowers (which are anticipated to be affiliates of Hennessey).  For additional information regarding Hennessey, see the disclosure set forth under the heading “Investment Strategy: Track Record of Hennessey” and “—Hennessey Loan” in our Annual Report on Form 10-KSB for the year ended December 31, 2006.

We are a development stage company and have had net losses since inception.  We had an accumulated deficit as of June 30, 2007 of approximately $866,035 which reflects expenditures necessary for the start of our operations and professional fees and services.  At this time, we believe our ability to continue as a going concern depends in large part on our ability to raise sufficient capital through the Offering which in turn will enable us to make mezzanine real estate loans and receive revenue from our lending activity.  If we are unable to raise such additional capital and make loans, we may be forced to discontinue our business.

Liquidity

The primary source of our liquidity will come from interest and fees earned on our loans and investments.  In most cases, we will receive monthly interest payments on our loans and investments.  If we are able to sell sufficient amounts of Notes in the Offering and use the net proceeds to make loans and investments and purchase assets, these assets could be pledged as collateral for an operating line of credit.  We have sold in excess of $6,000,000 the Offering as of July 31, 2007, and have registered the issuance of up to $100,000,000 in aggregate principal amount of Notes.

Capital Resources and Results of Operation

We currently do not have any considerable operations or results of operations to discuss.  Our current capital resources have been provided by the proceeds of the Offering and contributions from the Parent Company.  To date, our material commitmentsinclude only the professional fees necessary to conduct the Offering and to meet our SEC reporting obligations.  Such fees have been paid current on an ongoing basis and future expenses will be paid from earnings or from proceeds of the Offering.  We do not intend to reimburse our Parent Company for any expenses paid on our behalf to date, nor do we intend to borrow money from our Parent Company.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements, as defined in Item 303(c)(2) of Regulation S-B promulgated under the Securities Act of 1933, as amended.

Item 3.	Controls and Procedures.

As of June 30, 2007, our management carried out an evaluation under the supervision and with the participation of our Chief Executive Officer/Treasurer, our President and our Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation, our Chief Executive Officer/Treasurer, our President and our Chief Financial Officer concluded that our disclosure controls and procedures as of June 30, 2007 were not fully implemented due to the following deficiency:  the absence of documented processes and procedures to ensure the timely filing of  Current Reports on Form 8-K.  As a result, management has implemented more robust procedures to identify events requiring the filing of a Form 8-K and to ensure the timely filing of such forms.  The Company has also increased the level of involvement by the Company’s outside securities counsel.

During the quarter ended June 30, 2007, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.  Because of its inherent limitations, internal control over financing reporting cannot provide absolute assurance of achieving financial reporting objectives and may not prevent or detect all misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become ineffective because of the changes in conditions or that the degree of compliance with established policies or procedures may deteriorate.

PART II – OTHER INFORMATION

Item 1.                                Legal Proceedings.

Not applicable.

Item 2.                                Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3.                                Defaults Upon Senior Securities.

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders.

 Not applicable.

Item 5.	Other Information.

In April 2007, we entered into a Loan Sale Agreement with Data Sales Group, Inc. pursuant to which we purchased a subordinated promissory note in the principal amount of $2,000,000, for cash in the amount of approximately $2,024,657, which included approximately $24,657 of accrued interest under the promissory note.  The promissory note was issued by Assured Financial, LLC, a Minnesota limited liability company and an affiliate of Hennessey.  The promissory note bears interest at the rate of 15% per annum, payable monthly, and matures on September 1, 2009.  The promissory note is not subject to amortization or any sinking fund obligation.

In connection with the execution of the Loan Sale Agreement, we entered into a Debt Subordination Agreement with Textron Financial Corporation, as administrative agent for the financial institutions that are a party to a Senior Credit Agreement with Assured, pursuant to which we agreed to subordinate our rights under the promissory note to the rights of the senior lenders under the Senior Credit Agreement.  The Debt Subordination Agreement provides that, for so long as Assured is not in default under the Senior Credit Agreement, we may accept scheduled payments of interest under the promissory note, but are otherwise restricted from receiving other payments or enforcing our rights under the promissory note unless the senior indebtedness under the Senior Credit Agreement shall have been paid in full.  We are also restricted from modifying, restructuring or amending the terms of the promissory note without the prior written consent of Textron.

The foregoing disclosure is in lieu of disclosure under Item 1.01 of Form 8-K.  A copy of the Loan Sale Agreement is attached hereto as an exhibit and incorporated herein by reference to prior filings as indicated on the Exhibit Index.  The summary of this agreement set forth above does not purport to be complete and is qualified in its entirety by reference to the exhibit.

Item 6.Exhibits

Index to Exhibits

Exhibit
Number	Exhibit
10.1	Loan Sale Agreement by and between the Company and Data Sales Group, Inc.*
31.1	Rule 13a-14(a)/15d-14(a) Certifications: Certification of Chief Executive Officer pursuant to Rule 15d.
31.2	Rule 13a-14(a)/15d-14(a) Certifications: Certification of Chief Financial Officer pursuant to Rule 15d.
32.1	Section 1350 Certifications of Chapter 63 of Title 18 of the United States Code.
32.2	Section 1350 Certifications of Chapter 63 of Title 18 of the United States Code.

*Incorporated by reference to Exhibit 10.15 to the Registrant's Post Effective Amendment No. 2 to its Registration Statement on Form S-1/A, filed with the SEC on June 8, 2007 (File No.: 333-129919

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:

/s/ Timothy R. Redpath	Chief Executive Officer, Treasurer,	August 8, 2007
TIMOTHY R. REDPATH	Secretary, Director