Form 10KSB/A
period 2006-12-31
CS Financing CORP
filed 2007-09-24
CIK 1343504

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.20549

Form 10-KSB/A

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

Five Year Notes – Series A

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No 0

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB/A or any amendment to this Form 10-KSB/A.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes 0  No ☒

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

Transitional Small Business Disclosure Format (check one):  Yes 0  No ☒
________________________________________________________________________

EXPLANATORY NOTE

This Amendment No. 1 to the Company’s Annual Report of Form 10-KSB for the fiscal year ended December 31, 2006 (the “Form 10-KSB/A”) is being filed to include the audit report of Virchow, Krause & Company, LLP (“Virchow”), the Company’s independent registered public accounting firm, which was  inadvertently omitted from the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006 filed on April 2, 2007 (the “Form 10-KSB”).

All of the financial statements included herein are unchanged from those included in the Company’s Form 10-KSB.

In connection with filing this Form 10-KSB/A and pursuant to Rules 12b-15, 13a-14(a) and 13a-14(b) under Exchange Act, the Company is also filing currently dated certifications of the Company's Chief Executive Officer and Chief Financial Officer pursuant to Rules 13a-14(a) and 13a-14(b) under the Exchange Act. This Form 10-KSB/A does not reflect events occurring after the filing of the Form 10-KSB.

Item 13.                          Exhibits

The following exhibits are filed as part of this Form 10-KSB/A, and this list includes the Exhibit Index:

Index to Exhibits
26

Exhibit
Number	Exhibit
3.1	Articles of Incorporation of CS Financing Corporation	1A
3.2	Bylaws of CS Financing Corporation	1A
4.1	Form of Indenture	1
4.2	Form of 5 Year Note	1
10.1	Hennessey Loan Agreement	1A
10.2	Marketing Support and Wholesaler Agreement	1
10.3 10.4 10.5 10.6 10.7 10.8
First Amendment to Hennessey Loan Security Agreement
Director Nonqualified Stock Option Agreement
Employee Nonqualified Stock Option Agreement
Director Nonqualified Stock Option Agreement
Employee Nonqualified Stock Option Agreement
Subscription Agreement and Letter of Investment Intent
		2 2 2 2 2 2
10.9	Second Amendment to Hennessey Loan and Security Agreement	2
10.10	Third Amendment to Hennessey Loan and Security Agreement	*
31.1	Certification of Chief Executive Officer pursuant to Rule 15d
31.2	Certification of Chief Financial Officer pursuant to Rule 15d
32.1	Certification of Chief Executive Officer pursuant to Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Constitution
32.2	Certification of Chief Executive Officer & Chief Financial Officer pursuant to Rule 15d
99.1	Consolidated Financial Statements of Hennessey Financial, LLC and Subsidiary	1
99.2	Consolidated Financial Statements of Hennessey Financial, LLC and Subsidiary	2
99.3	Schedule of Total Return Performance of Hennessey Financial, LLC and Subsidiary	2

Report of Independent Registered Accounting Firm, Company Balance Sheets as of December 31, 2006 and 2005, and related Statements of Operations, Statements of Stockholders Equity and Cash Flows and the notes thereto for the years then ended
		F-2
*Filed as part of Registrant’s Registration Statement on Form S-1/A (File #333-129919) (Filed on March 7, 2007)

1A.  Filed as part of Registrant’s Registration Statement on Form S-1 (File #333-129919) (Filed on November 23, 2005)
1. Filed as part of Registrant’s Registration Statement on Form S-1/A (File #333-129919) (Filed on July 5, 2006)
2. Filed as part of Registrant’s Registration Statement on Form S-1/A (File #333-129919) (Filed on November 22, 2006)

SIGNATURES

CS CS FINANCING CORPORATION

By:	/s/ Timothy R. Redpath
TITITIMOTHY R. REDPATH
CChief Executive Officer, Treasurer, Secretary, Director
(P PPrincipal Executive Officer
DDated: September 24, 2007

                  CS FINANCING CORPORATION

                  (A DEVELOPMENT STAGE COMPANY)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
CS Financing Corporation
Corte Madera, California

We have audited the accompanying balance sheets of CS Financing Corporation as of December 31, 2006 and 2005, and the related statements of operations, stockholder's equity and cash flows for the period from August 19, 2005 (inception) to December 31, 2005, the year ended December 31, 2006 and the period from August 19, 2005 (inception) to December 31, 2006.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CS Financing Corporation as of December 31, 2006 and 2005, and the results of its operations and its cash flows for the period from August 19, 2005 (inception) to December 31, 2005, the year ended December 31, 2006 and the period from August 19, 2005 (inception) to December 31, 2006, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred recurring losses and negative cash flows from operating activities since inception and requires additional working capital and the offering up to $100,000,000 in aggregate principal amount of five year Notes to support future operations, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regards to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Virchow, Krause & Company, LLP

Minneapolis, Minnesota
March 2, 2007

                  CS FINANCING CORPORATION

                  (A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

	December 31,	December 31,
	2005	2006
ASSETS
Cash and cash equivalents	$ -	$ 127,271
Prepaid insurance	78,750	78,750
Prepaid expenses	-	15,667
Debt placement costs	116,771	396,525
Loan origination costs	20,000	20,000

Total Assets	$ 215,521	$ 638,213

LIABILITIES AND STOCKHOLDER'S EQUITY

LIABILITIES
Due to parent	$ 101,048	$ -
Accounts payable	-	130,324
Note payable	64,199	64,199
Bonds payable	-	225,000
Accrued salaries	-	54,167
Accrued interest	-	744
Total Liabilities	165,247	474,434

STOCKHOLDER'S EQUITY
Common stock, $.01 par value, 1,000,000 shares authorized;
77,736 and 237,709 shares issued and outstanding
at December 31, 2005 and 2006, respectively	777	2,377
Additional paid-in capital	76,959	420,304
Deficit accumulated during the development stage	(27,462)	(258,902)
Total Stockholder's Equity	50,274	163,779

Total Liabilities and Stockholder's Equity	$ 215,521	$ 638,213

        See accompanying notes to financial statements.

                  CS FINANCING CORPORATION

                  (A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

	August 19, 2005 (inception) to December 31, 2005		Year Ended December 31, 2006		August 19, 2005 (inception) to December 31, 2006

INTEREST AND FEE INCOME	$ -		$ -		$ -

OPERATING EXPENSES
Insurance	11,250		90,000		101,250
Payroll	-		74,167		74,167
Professional fees	2,500		48,659		51,159
Interest expense	-		2,836		2,836
Other	13,712		15,778		29,490
Total Operating Expenses	27,462		231,440		258,902

NET LOSS	$ (27,462)	#	$ (231,440)	#	$ (258,902)

Basic and diluted loss per common stock	$ (0.35)		$ (2.06)		$ (2.52)

Weighted average basic and diluted shares outstanding	77,736		112,210		102,902

        See accompanying notes to financial statements.

                  CS FINANCING CORPORATION

                  (A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF STOCKHOLDER’S EQUITY

	Common Stock
	Shares	Amount	Additional Paid-in-Capital	Deficit Accumulated During the Development Stage	Total Stockholder's Equity
BALANCES, August 19, 2005 (inception)	-	$ -	$ -	$ -	$ -
Conversion of advances due to Capital Solutions Management, LP at $1.00 per common share in 2005	77,736	777	76,959	-	77,736

Net Loss for the period from August 19, 2005 (inception) to December 31, 2005	-	-	-	(27,462)	(27,462)
BALANCES, December 31, 2005	77,736	777	76,959	(27,462)	50,274
Conversion of advances due to Capital Solutions Management, LP at $2.00 per common share during the period from September 30, 2006 to December 31, 2006	159,973	1,600	318,345	-	319,945

Stock-based compensation	-	-	20,000	-	20,000

Conversion of office related expenses for the Company incurred by Capital Solutions Management, LP into additional paid-in capital	-	-	5,000	-	5,000

Net Loss for the year ended December 31, 2006	-	-	-	(231,440)	(231,440)
BALANCES, December 31, 2006	237,709	$ 2,377	$ 420,304	$ (258,902)	$ 163,779

        See accompanying notes to financial statements.

                  CS FINANCING CORPORATION

                  (A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

	Period from August 19, 2005 (inception) to December 31, 2005	Year Ended December 31, 2006	Period from August 19, 2005 (inception) to December 31, 2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (27,462)	$ (231,440)	$ (258,902)
Adjustments to reconcile net loss to cash flows from operating activities
Stock-based compensation	-	20,000	20,000
Contribution to equity for office related expenses for the company incurred by parent	-	5,000	5,000
Operating expenses covered by parent company advances or accounts payable	16,212	32,311	48,523
Prepaid insurance	11,250	90,000	101,250
Prepaid expenses	-	(15,667)	(15,667)
Accounts payable	-	36,705	36,705
Accrued salaries	-	54,167	54,167
Accrued interest	-	744	744
Net Cash Flows from Operating Activities	-	(8,180)	(8,180)

CASH FLOWS FROM INVESTING ACTIVITIES
Advance from parent company	-	500	500
Net Cash Flows from Investing Activities	-	500	500

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on note payable	-	(25,801)	(25,801)
Payment of debt placement costs	-	(64,248)	(64,248)
Proceeds from bonds payable	-	225,000	225,000
Net Cash Flows from Financing Activities	-	134,951	134,951

Net Change in Cash and Cash Equivalents	-	127,271	127,271

Cash and Cash Equivalents - Beginning of Period	-	-	-

Cash and Cash Equivalents - End of Period	$ -	$ 127,271	$ 127,271

Cash paid for Interest expense	$ -	$ 2,092	$ 2,092

Noncash investing and financing activities
Parent company advances for debt placement costs	$ 116,771	$ 172,983	$ 289,754
Parent company advances for loan origination costs	$ 20,000	$ -	$ 20,000
Conversion of parent company advances to common stock	$ 77,736	$ 319,945	$ 397,681
Issuance of note payable for prepaid insurance	$ 90,000	$ -	$ 90,000
Parent company advances for payments on note payable	$ 25,801	$ 64,199	$ 90,000
Debt placement costs included in accounts payable	$ -	$ 98,013	$ 98,013

        See accompanying notes to financial statements.

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

Debt Placement Costs

Costs incurred in connection with the Company's contemplated Five Year Notes - Series A security offering will be deferred until the offering is substantially complete and then amortized over the term of the related financing agreements using the straight-line method, which approximates the interest method.  Total debt placement costs as of December 31, 2005 and 2006 were $116,771 and $396,525, respectively.

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

	Period from August 19, 2005 (inception) to December 31, 2005	Year Ended December 31, 2006	Period from August 19, 2005 (inception) to December 31, 2006
Expected benefit at statutory rate	$ (9,337)	$ (72,602)	$ (81,939)
State tax effects	(1,648)	(12,814)	(14,462)
Increase in valuation allowance	10,985	85,416	96,401
	$ -	$ -	$ -

The following is a summary of deferred taxes at December 31, 2005 and 2006:

	2005	2006
Deferred tax asset:
Pre-opening costs	$ 3,094	$ 3,094
Net operating loss	7,891	93,307
Valuation allowance	(10,985)	(96,401)
	$ -	$ -

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

NOTE 8 - Subsequent Events

The Company issued $220,000 in January of 2007, $100,000 on February 9, 2007, and $25,000 on February 22, 2007 of five year notes pursuant to the Company’s current S-1 registration statement.  The notes are due in January and February of 2012 and bear interest at a fixed rate (calculated based upon a 360-day year) of ten percent (10%). Interest is payable monthly with the first interest payment commencing thirty (30) days from issuance.  Total notes issued and outstanding as of February 9, 2007 are $545,000 (including bonds issued as of December 31, 2006 – See Note 4).