Form 10QSB
period 2007-11-14
CS Financing CORP
filed 2007-11-15
CIK 1343504

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period ended September 30, 2007. OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period from __________ to ___________
Commission file number: 333-129919

CS Financing Corporation
(Exact name of small business issuer as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	20-3345780 (I.R.S. Employer Identification No.)

21 Tamal Vista Blvd., Suite 230
Corte Madera, California 94925
(Address of principal executive offices)

Issuer’s Telephone Number:  (415) 927-7302

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  The number of shares outstanding of the Registrant’s common stock as of  November 15 ,2007, was 237,709.

Transitional Small Business Disclosure Format (check one):  Yes ☐ No ☒

*Excludes filings on Form 8-K as provided in Rule 144(c)(i) under the Securities Act of 1933, as amended.

                  CS FINANCING CORPORATION

                  (A Development Stage Company)

Table of Contents

Balance Sheets                                                                                                                                                            F2

Statements of Operations                                                                                                                                          F3

Statements of Cash Flows                                                                                                                                          F4

Notes to Financial Statements                                                                                                                                  F5 to F8

CS FINANCING CORPORATION
(A Development Stage Company)

Balance Sheets

		30-Sep-07	31-Dec-06
Assets		(Unaudited)	(Audited)
	Cash and cash equivalents	$ 2,846,485	$ 127,271
	Accounts receivable	2,000	-
	Prepaid insurance	11,250	78,750
	Prepaid expenses	2,167	15,667
	Debt placement costs, net	841,213	396,525
	Fixed assets, net	17,864	-
	Investments in notes recievable	2,500,000	20,000
	Loan origination costs, net	18,333	-
	Deposits	3,615	-

	Total Assets	$ 6,242,927	$ 638,213

Liabilities And Stockholders' Equity (Deficit)

Liabilities
	Accounts payable	$ 90,931	$ 130,324
	Note payable	-	64,199
	Bonds payable	6,830,000	225,000
	Accrued salaries	27,778	54,167
	Accrued interest	28,350	-
	Purchased accrued interest payable	108	744

	Total Liabilities	$ 6,977,167	$ 474,434

Stockholders' Equity (Deficit)
	Common stock,$.01par value, 1,000,000 shares authorized, 237,709 and 237,709 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	2,377	2,377
	Additional paid in capital	420,304	420,304
	Accumulated Deficit	(1,156,921)	(258,902)
	Total Stockholders' Equity (Deficit)	$ (734,240)	$ 163,779

	Total Liabilities And Stockholders' Equity (Deficit)	$ 6,242,927	$ 638,213

The accompanying notes are an integral part of these financial statements

CS FINANCING CORPORATION
(A Development Stage Company)

Statements of Operations (Unaudited)

	Three Months Ending September 30, 2007	Three Months Ending September 30, 2006	Nine Months Ending September 30, 2007	Nine Months Ending September 30, 2006	August 19, 2005 (inception) to September 30, 2007

INTEREST AND FEE INCOME	125,594	-	212,066	-	212,066

OPERATING EXPENSES
Insurance	22,500	22,500	67,500	67,500	168,750
Payroll	127,098	5,000	380,207	15,000	449,374
Professional fees	13,700	26,091	90,759	37,091	141,918
Interest expense	163,241	187	309,083	2,383	312,373
Other	89,941	6,693	262,536	10,735	296,572
Total Operating Expenses	416,480	60,471	1,110,085	132,709	1,368,987

NET LOSS	(290,886)	(60,471)	(898,019)	(132,709)	(1,156,921)

Basic and diluted loss per common stock	(1.22)	(0.77)	(3.78)	(1.70)	(7.80)
Weighted average basic and
diluted common shares outstanding	237,709	79,022	237,709	78,169	148,407

The accompanying notes are an integral part of these financial statements

CS FINANCING CORPORATION
(A Development Stage Company)

Statements of Cash Flows (Unaudited)

	Nine Month Period Ended September 30, 2007	Nine Month Period Ended September 30, 2006	Period from August 19, 2005 (inception) to September 30, 2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	($898,019)	($132,709)	($1,156,921)
Depreciation and amortization expense	105,884	-	105,884
Stock-based compensation	-	15,000	20,000
Contribution to equity for office related expenses for the company incurred by parent	-	236,634	402,682
Rent deposit	(3,615)	-	(3,615)
Accounts receivable	(2,000)	-	(2,000)
Prepaid insurance	67,500	67,500	(11,250)
Prepaid expenses	13,500	-	(2,167)
Accounts payable	(39,393)	(8,726)	90,930
Accrued salaries	(26,389)	-	27,778
Accrued interest	27,714	-	28,459

Net Cash Flows from Operating Activities	(754,818)	177,699	(500,220)

CASH FLOWS FROM INVESTING ACTIVITIES
Investments in notes receivable	(2,500,000)	-	(2,500,000)
Purchase of fixed assets	(19,459)	-	(19,459)

Net Cash Flows from Investing Activities	(2,519,459)	-	(2,519,459)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on note payable	(64,199)	(64,199)	-
Payment of debt placement costs	(547,310)	(113,000)	(943,836)
Loan origination costs	-	-	(20,000)
Proceeds from bonds payable	6,605,000	-	6,830,000
Net Cash Flows from Financing Activities	5,993,491	(177,199)	5,866,164

Net Change in Cash and Cash Equivalents	2,719,214	500	2,846,485
Cash and Cash Equivalents - Beginning of Period	127,271	-	-
Cash and Cash Equivalents - End of Period	$2,846,485	$500	$2,846,485

Cash paid for Interest expense	$309,083		$309,083
Cash paid for Income taxes	$ -	$ -	$ -

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

Debt Placement Costs

Costs incurred in connection with the Company's Notes Offering will be deferred until the offering proceeds are received and then amortized over the term of the related financing agreements using the straight-line method, which approximates the interest method.  Total debt placement costs as of December 31, 2006 and September 30, 2007 were $396,525 and $841,213 respectively.

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

     Loan Origination Costs

Loan origination costs were incurred by the Company in anticipation of loans that the Company intends to offer.  These costs will be amortized over the life of the anticipated loan as a reduction of the loan's yield.  Total loan origination costs as of December 31, 2006 and September 30, 2007 were $20,000 and $18,333, respectively.

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

    New Accounting Pronouncements

In December 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46 (Revised December 2003), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (FIN 46R). This standard replaces FIN 46, Consolidation of Variable Interest Entities” that was issued in January 2003. FIN 46R modifies or clarifies various provisions of FIN 46. FIN 46R addresses the consolidation of business enterprises of variable interest entities (VIE’s), as defined by FIN 46R. FIN 46R exempts certain entities from its requirements and provides for special effective dates for entities that have fully or partially applied FIN 46 prior to issuance of FIN 46R. Otherwise, application of FIN 46R is required in financial statements of public entities that have interest in structures commonly referred to as special purpose entities for periods ending after December 15, 2003. Application by the Company for all other types of VIE’s is required in financial statements for periods ending no later than the quarter ended January 31, 2005. The adoption of FIN 46R did not have a material effect on the Company’s financial statements.

CS FINANCING CORPORATION
(A Development Stage Company)

Notes to Financial Statements (Unaudited)
NOTE 1 - Summary of Significant Accounting Policies (cont.)

In September 2006, FASB issued Financial Accounting Statement (FAS) 157, Fair Value Measurements.  The Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements.  The provisions of FAS 157 are effective for the Company on or before January 1, 2008.  The provisions of this Statement shall be applied prospectively as of the date of adoption with a limited form of retrospective application to certain financial instruments that will result in cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings.  The Company is currently evaluating the impact of FAS 157 on its financial statements.In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, (“FIN 48”) which clarifies the accounting for uncertainty in tax positions.  This interpretation requires the recognition of a tax position when it is more likely than not that the tax position will be sustained upon examination by relevant taxing authorities, based on the technical merits of the position.  The provisions of FIN 48 are effective for the Company on January 1, 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings.  The Company adopted this statement without significant financial impact in the first quarter of 2007.

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

NOTE 2 - Note Payable

On November 17, 2006, the Company entered into an agreement with First Insurance Funding Corporation to finance insurance premiums. The agreement bears interest at a rate of 7.55% per annum and  matured and was paid off in August 2007. The balance of the note payable was $64,199 at December 31, 2006 and $0 at September 30, 2007.

NOTE 3 - Bonds Payable

The Company issued $225,000 and $6,605,000 of Five Year Notes-Series A (“Notes”) on December 24, 2006 and during the nine month period ended September 30, 2007 respectively pursuant to a registration statement on Form S-1 (the “Registration Statement”).  The Notes are due in December 2011 and 2012 and bear interest at a fixed rate (calculated based upon a 360-day year) of ten percent (10%). Interest is payable monthly with the first interest payment commencing thirty (30) days from issuance.The Notes are not listed on any securities exchange and there is no public trading market for the Notes.  The Company may redeem the Notes after two years and upon at least 30 days written notice. The Notes are general unsecured obligations and are subordinated in right to payment to all future, if any, senior debt of the Company.

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

The weighted average remaining contractual term of options exercisable at September 30, 2007, was 9 years.

The following table summarizes information about stock options outstanding at September 30, 2007:

Granted	-	-	-
Canceled or expired	-	-	-
Exercised	-	-	-
Options outstanding - December 31, 2005	-	-	-
Granted	25,200	2.00	2.00
Canceled or expired	-	-	-
Exercised	-	-	-
Options outstanding - September 30, 2007	25,200	$ 2.00	$ 2.00	$ 0
Options exercisable - September 30, 2007	8,400	$ 2.00	$ 2.00	$ 0

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

NOTE 6 – Investments in Notes Receivable

On April 30, 2007, the company acquired a $2,000,000 promissory note from Assured Financial, a Minnesota LLC.  Assured Financial is a senior (1st position) real estate construction and development lender.  The company acquired additional promissory notes for Assured Financial of $466,000 on June 30, 2007 and $34,000 on September 5, 2007. Total notes receivable from Assured Financial at September 30, 2007 is $2,500,000.  All notes mature on September 1, 2009 and are subject to an interest rate of 15%.  Interest is payable monthly.

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

We expect to lend up to 40% of the net proceeds of the Offering to Hennessey Financial, LLC, a Minnesota limited liability company (“Hennessey”).  Hennessey is a mezzanine real estate lender that has been in business since 1999. We expect to lend the remaining 60% of the net proceeds of the Offering to other lenders and borrowers on terms similar to the loan terms we have with Hennessey.  We have had and are in discussions with potential borrowers of our funds. Through two years of research, development and networking of both borrowers and lenders , we have developed a potential group of borrowers and other mezzanine lenders.  We are in the process of performing due diligence on these potential borrowers.  Several of them have indicated an interest in our offerings and are eligible for consideration.    We anticipate continued demand for our mezzanine real estate financing and do not foresee a lack of potential financing prospects.

On April 30, 2007 we completed our first transaction: the purchase of a $2,000,000 principal amount mezzanine (subordinated) note from a private investor. The total investment by the Company in this transaction was approximately $2,024,657, which amount included approximately $24,657 of accrued interest under the note. The note obligor, Assured Financial, LLC (“Assured”) is a Minnesota based, senior (1st position) real estate construction and development lender and is an affiliated company of Hennessey.  On June 30, 2007 the Company acquired an additional promissory note in the amount of $466,000 issued by Assured. On June 30, 2007, pursuant to the Loan Sale Agreement, we acquired a partial interest in an additional promissory note in the principle amount of $500,000 issued by Assured, and on September 5. 2007, we acquired the remaining portion of such promissory note.  All notes mature on September 1, 2009 and are subject to an interest rate of 15%. Interest is payable monthly. We anticipate that additional investments with Assured will be available to the Company in the future.

On November 22, 2006, the Company received notice of the effectiveness of its registration statement on Form S-1 registering the Offering of the Notes.  Since then we have secured sales-distribution agreements with certain NASD broker-dealer members for the distribution of Notes in the Offering.  Given current estimates/anticipations by these broker-dealers and others currently considering joining the Offering, we anticipate success in completing the sale of all or a substantial portion of the Notes in the Offering; sales are currently in excess of $6,800,000  In addition, we continue to interview potential borrowers in various geographic regions in anticipation of continuing to widen and diversify our potential portfolio of mezzanine borrowers.  Finally, we have finalized custodial services from US Bancorp to further strengthen the operations and administration of our business.

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

We are a development stage company and have had net losses since inception.  We had an accumulated deficit as of September 30, 2007 of approximately $1,156,921 which reflects expenditures necessary for the start of our operations and professional fees and services.  At this time, we believe our ability to continue as a going concern depends in large part on our ability to raise sufficient capital through the Offering which in turn will enable us to make mezzanine real estate loans and receive revenue from our lending activity.  If we are unable to raise such additional capital and make loans, we may be forced to discontinue our business.

Liquidity

The primary source of our liquidity will come from interest and fees earned on our loans and investments.  In most cases, we will receive monthly interest payments on our loans and investments.  If we are able to sell sufficient amounts of Notes in the Offering and use the net proceeds to make loans and investments and purchase assets, these assets could be pledged as collateral for an operating line of credit.  We have sold in excess of $6,800,000 the Offering as of September 30, 2007, and have registered the issuance of up to $100,000,000 in aggregate principal amount of Notes.

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

As of September 30, 2007, our management carried out an evaluation under the supervision and with the participation of our Chief Executive Officer/Treasurer, our President and our Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation, our Chief Executive Officer/Treasurer, our President and our Chief Financial Officer concluded that our disclosure controls and procedures as of Septmeber 30, 2007 were not fully implemented due to the following deficiency:  the absence of documented processes and procedures to ensure the timely filing of  Current Reports on Form 8-K.  As a result, management has implemented more robust procedures to identify events requiring the filing of a Form 8-K and to ensure the timely filing of such forms.  The Company has also increased the level of involvement by the Company’s outside securities counsel.

During the quarter ended September 30, 2007, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.  Because of its inherent limitations, internal control over financing reporting cannot provide absolute assurance of achieving financial reporting objectives and may not prevent or detect all misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become ineffective because of the changes in conditions or that the degree of compliance with established policies or procedures may deteriorate.

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

In April 2007, we entered into a Loan Sale Agreement with Data Sales Group, Inc. pursuant to which we purchased a subordinated promissory note issued by Assured Financial, LLC, a Minnesota limited liability company and an affiliate of Hennessey.  On June 30, 2007, pursuant to the Loan Sale Agreement, we acquired a partial interest in an additional promissory note in the principle amount of $500,000 issued by Assured, and on September 5. 2007, we acquired the remaining portion of such promissory note.  All notes mature on September 1, 2009 and are subject to an interest rate of 15%. Interest is payable monthly.

The foregoing disclosure is in lieu of disclosure under Item 1.01 of Form 8-K.

Item 6.        Exhibits

Index to Exhibits

Exhibit
Number	Exhibit
31.1	Rule 13a-14(a)/15d-14(a) Certifications: Certification of Chief Executive Officer pursuant to Rule 15d.
31.2	Rule 13a-14(a)/15d-14(a) Certifications: Certification of Chief Financial Officer pursuant to Rule 15d.
32.1	Section 1350 Certifications of Chapter 63 of Title 18 of the United States Code.
32.2	Section 1350 Certifications of Chapter 63 of Title 18 of the United States Code.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:

/s/ Timothy R. Redpath	Chief Executive Officer, Treasurer,	November 15, 2007
TIMOTHY R. REDPATH	Secretary, Director