Form 10-K
period 2007-12-31
CS Financing CORP
filed 2008-03-31
CIK 1343504

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

Commission file number: 333-129919

CS Financing Corporation
(Name of Small Business Issuer in Its Charter)

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

         State the issuer’s revenues for its most recent fiscal year: $335,475.

        No market exists for the registrant’s common equity.

       The number of shares outstanding of the Registrant’s common stock on March 31, 2007, was 237,709.

     Transitional Small Business Disclosure Format (check one):  Yes ☐ No ☒

FORWARD-LOOKING STATEMENTS

This Form 10-KSB and the documents incorporated by reference in this Form 10-KSB may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934, as amended.  Such statements are identified by words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “predict, “project,” and similar expressions.  When CS Financing Corporation ("Company")makes forward-looking statements, Company is basing them on Company’s management’s beliefs and assumptions, using information currently available to Company.  These forward-looking statements are subject to risks, uncertainties and assumptions, including but not limited to, risks, uncertainties and assumptions related to the following:

•	federal and state regulations;

•	general economic conditions;

•	competitive factors and pricing pressures;

•	Company’s investment in a limited portfolio of assets and companies

•	Company’s dependence on the service of key personnel;

•	interest rates; and

•	significant intangible assets.

If one or more of these or other risks or uncertainties materialize, or if Company’s underlying assumptions prove to be incorrect, actual results may vary materially from those anticipate.  Any forward-looking statements included  in this Form 10-KSB or the documents incorporated herein by reference reflect Company’s current views with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to Company’s  operations, results of operations, growth strategy and liquidity.  Please specifically consider the factors identified in this Form 10-KSB or in the documents incorporated by reference in this Form 10-KSB including under the caption “Description of Business - Risk Factors that may affect future Results of Operations,” which could cause actual results to differ materially from those indicated by the forward-looking statements.  In light of the foregoing risks and uncertainties, you should not unduly rely on such forward-looking statements when deciding whether to buy, sell or hold any of Company’s  securities.  Company disclaims any intent or obligation to update or alter any of the forward-looking statements whether in response to new information, unforeseen events, changed circumstances or otherwise.

PART I

Item 1.	Description of Business

Overview.

CS Financing Corporation ("Company") was incorporated on August 19, 2005, as a corporation under the laws of the state of Delaware for the purpose  of providing financing for mezzanine and other real estate transactions.  Mezzanine and other real estate loans that Company expects to participate in, are typically the portion of financing of a real estate transaction that is sandwiched between the senior debt and owners’ equity.   From the proceeds of the Company’s offering of 5 Year Notes- Series A (“Notes”), Company intends to, directly make, purchase and service mezzanine and other real estate loans, and to finance or invest in other companies who, in turn, are making mezzanine and other real estate loans.  Company’s real estate lending will primarily finance four types of activities: construction (residential and commercial), investment property and land development.  The term of the underlying loans will generally range from six to thirty-six months.

Company’s investment in other companies that make mezzanine or other real estate loans initially will be made  principally with Hennessey Financial, LLC, a Minnesota limited liability company (“Hennessey”).  Company may lend up to 40% of the proceeds from the sale of Notes to Hennessey.  Hennessey is a mezzanine real estate lender that has been in business since 1999.  Initially, Hennessey’s borrowers will primarily be affiliated companies of Hennessey. These affiliated companies are: Heritage Development, Inc. (real estate developer), Argus, LLC (construction), Omni Investment Properties, LLC (develops apartments and other real estate investment properties) and Assured Financial, LLC, (construction financing).   Hennessey focuses primarily on five major markets, which are: Minneapolis/St. Paul, Minnesota; Indianapolis, Indiana; Milwaukee, Wisconsin; Kansas City, Kansas/Missouri; and Ft. Myers/Sarasota, Florida.  As of December 31, 2007, Company has acquired $2,500,000 of face value unsecured Notes from Assured Financial LLC (“Assured Financial) an affiliated company of Hennessey.  Assured Financial is a primary lender for residential building.  This investment in Assured Financial notes is approximately 37% of the net proceeds of the Notes sold todate

The remaining 60% or more of the proceeds from the sale of Notes will be used in direct lending or through other companies who are mezzanine or other real estate lenders.  These remaining real estate lending activities will be conducted in a number of different states and Company expects California to generate substantial real estate lending opportunities.

In the Company’s intended markets, there are a number of competitors that specialize in providing secured mezzanine financing to the real estate industry.  The non-mezzanine real estate finance market is also highly competitive, particularly with senior financing alternatives provided by numerous banks, funds and institutions.  Since the Company does not intend to provide senior financing, it is not competing with these senior financing sources.  The Company’s direct competitors in the mezzanine/equity financing  and second deeds of trust are private individuals, real estate equity and venture funds, and some specialty finance companies. This competition may intensify should some major national or international finance companies direct their financing activity into the Company’s intended business.

Description of Business – Factors that may affect Future results of Operations.

Company has a limited operating history, and Company’s financial condition and results of operations could be materially and adversely affected should some or all of the Risk Factors described below occur.  The Risk Factors described below are not the only ones facing Company’s business, and additional risks and uncertainties that management is not aware of, or focused on, or that management currently deems immaterial, may also impair Company’s business operations.

Company has limited operating history.

 Company has only begun its operations. Company has limited prior operating history from which to evaluate Company’s success, or Company’s likelihood of success, in operating our business, generating any revenues or achieving profitability. As of December 31, 2007, Company has sold $6,830,000 of  Notes, and has lent $2,500,000 for real estate activities.  To date Company’s sales of Notes have been limited.  This business is highly competitive. Company’s business model may not be successful and Company may never attain profitability. Company anticipates that it will incur losses in the near future.

If Company is unable to pay any of its creditors, Company may have to liquidate its assets for less than fair market value.

Company may borrow money from other parties to raise cash for Company’s operations. If Company is  unable to repay any such indebtedness when due, and Company is unable to obtain additional financing or other sources of capital, Company may be forced to sell off its loan receivables and other assets at a discounted price or Company might be forced to cease operations.

An increase in market interest rates may result in a reduction in Company’s liquidity and profitability.

Sustained, significant increases in interest rates could unfavorably impact Company’s liquidity and profitability by reducing the interest rate spread between the rate of interest Company receives on loans and interest rates Company must pay under the Notes and any bank debt Company incurs.  Any reduction in Company’s liquidity and profitability could materially impact Company’s financial condition.

Company’s Notes are not insured or guaranteed by any third party and repayment is dependent on Company’s ability to generate sufficient cash flow.

Company’s publicly registered Notes are not insured or guaranteed by the FDIC, any governmental agency or any other public or private entity as are certificates of deposit or other accounts offered by banks, savings and loan associations or credit unions. Company’s failure to effectively manage its business to generate sufficient cash flow, including cash flow from Company’s financing activities, could materially impact the financial condition and results of operations of the Company.

Company’s operations are not subject to regulatory requirements designed to protect investors and an investment in the Notes will not enjoy the same regulatory protection received by investors in other regulated businesses.

Company’s operations are not subject to the stringent regulatory requirements imposed upon the operations of commercial banks, savings banks and thrift institutions and are not subject to periodic compliance examinations by federal banking regulators. Therefore, an investment in Company’s Notes does not have the regulatory protections that the holder of a demand account or a certificate of deposit at a bank does. To the extent that Company does not successfully operate its business, Company’s financial condition and results of operations may be materially impacted.

Company’s lack of a significant line of credit could affect its liquidity.

Company is  operating without a  line of credit. Without a line of credit, Company will be more dependent on the proceeds from the Notes for its continued liquidity. If the sale of the Notes does not increase substantially or is significantly curtailed for any reason, Company’s ability to meet its obligations ( including its obligations with respect to the Notes) could be materially and adversely affected.

If Company cannot collect all its finance receivables, Company’s financial condition will be materially impaired.

Company’s liquidity is dependent on, among other things, the collection of its receivables or the sale or redemption of its investments. Company will continually monitor the delinquency status of its receivables and promptly institute collection activities on delinquent accounts but these efforts may ultimately prove unsuccessful. Collections of Company’s receivables are also likely to be affected by economic conditions in the real estate market. Furthermore, since Company may not perfect its security interest in collateral for loans, Company may not be able to recover the full amount of outstanding receivables by resorting to the sale of collateral or receipt of insurance proceeds. Any failure by Company, for any reason, to collect nearly all its finance receivables will substantially impair Company’s financial condition.

Additional competition may decrease Company’s liquidity and profitability, which would adversely affect its financial condition and results of operations.

Company competes for business with a number of large national companies and banks that have substantially greater resources, lower cost of funds, and a more established market presence than Company has. If these companies increase their marketing efforts to include Company’s market niche of borrowers, or if additional competitors enter our markets, Company may be forced to reduce its interest rates and fees in order to maintain or expand its market share. Any reduction in Company’s interest rates or fees could have an adverse impact on Company’s liquidity and profitability and its financial condition and results of operations.

Company may not sell enough Notes to successfully pursue its business model, which would result in a material impact upon the Company’s financial condition and results of operations.

Company is currently offering its Notes through several registered broker-dealers but without an underwriter. While Company intends to sell up to $100,000,000 in principal amount of Notes, there is no minimum amount of proceeds that must be received from the sale of Notes in order to accept proceeds from Notes actually sold. If Company does not sell an adequate amount of Notes, Company will be unable to successfully pursue its business model and its financial condition and results of operations will be impaired.  As of December 31, 2007, Company has sold $6,830,000 of  Notes, and has lent $2,500,000  for real estate activities.  To date Company’s sales of Notes have been limited.

Conflicts of interest may reduce Company’s profitability.

Timothy R. Redpath and Michael W. Bozora control a majority of the outstanding membership interests of Capital Solutions Associates, LLC which is the general partner of Capital Solutions Management, LP, which, in turn, owns all of the outstanding shares of Company’s voting capital stock. Accordingly, Messrs. Redpath and Bozora will be able to exercise significant control over Company’s affairs, including, without limitation, the election of officers and directors, operational decisions and decisions regarding the Notes. In addition, there are no contractual or regulatory limits on the amounts Company can pay to Messrs.  Redpath and Bozora or other affiliates. Mr. Redpath is the Company’s Chief Executive Officer, Treasurer and Secretary and Mr. Bozora is the Company’s President. See “Item 12.  Certain Relationships and Related Transactions, and Director Independence”

Company’s ability to meet its obligations will be dependent on Hennessey’s credit decisions, solvency and willingness to do business with Company.

Notwithstanding that Company intends to pursue its investment objective by lending money to numerous parties, Company may lend up to 40% of the proceeds of Company’s offering of 5 Year Notes to Hennessey.  Accordingly, Company will be dependent upon Hennessey with respect to the investment and reinvestment of its assets and to service the transactions that underlie their mezzanine real estate financing. As a result, Company’s success will depend on the abilities of Hennessey to initiate eligible financing transactions and service the same. In addition, if Hennessey procures alternative financing for its transactions, Company may be unable to achieve its investment objectives. The bankruptcy of Hennessey, the failure of Hennessey to service its mezzanine real estate loans, the cessation of loan originations by Hennessey or the inability of Hennessey to initiate sufficient transactions to fully use all Company’s assets would have a negative impact on Company’s financial condition and results of operations.  As of December 31, 2007 Company has lent Hennessey approximately 37% of the proceeds of the sale of Notes.

A bankruptcy by Hennessey could have an adverse impact on the timing and amounts of payments made with respect to Company’s loan to Hennessey. In addition, creditors of Hennessey or a trustee in a bankruptcy proceeding could attempt to consolidate the assets and liabilities of Hennessey and claim Company’s collateral is part of the bankruptcy estate. In such case, Company could experience significant delays in payment of principal or interest on the Notes.

Company’s dependence on a small number of parties will make Company’s investment portfolio susceptible to high levels of default.

Company’s investment strategy is to make mezzanine real estate loans and invest in companies making mezzanine real estate loans. The eligibility requirements for Company’s investment portfolio limit the percentage of Company’s assets that are invested in mezzanine real loans or investments with a single party to 40%. Accordingly, Company’s investment portfolio may ultimately be dependent upon the credit of a small number of parties. If Hennessey, or its affiliates, were to become insolvent or were for any reason to default on a loan, such event would have a greater impact on Company than would be the case if Company’s eligibility requirements included smaller limits on credit concentration. A default by Hennessey would have a material adverse effect on Company’s financial condition and results of operations.

Company’s borrowers’ credit enhancements may lapse or be insufficient to collateralize the borrowers’ obligations.

Company may require Hennessey, and its other borrowers, to purchase and pledge to Company irrevocable letters of credit that equal 5% of the unamortized principal balance of any loan made by Company to them. The irrevocable letters of credit are intended to act as additional collateral to ensure that Hennessey, or other borrowers, make interest payments to Company. However, Company does not intend to require Hennessey, or any other borrower, to purchase and pledge to Company irrevocable letters of credit that exactly match the maturity of each loan. Rather, the borrowers will be required to renew any irrevocable letters of credit as they approach expiration. Thus, there is a risk that any irrevocable letters of credit may have expiration dates that are different from the maturity dates of the loans. Were Hennessey, or another borrower, to default on paying interest on its loan to Company, and the borrowers were unable to renew the irrevocable letters of credit, it is possible that the aggregate amount of the irrevocable letters of credit would be insufficient to cover the accrued interest on the loan. If Hennessey, or another borrower, does not pay Company, Company may not be able to meet its obligations and may incur a loss.

A default by Company’s borrowers will increase the risk that Company may not generate sufficient cash to meet its obligations, including obligations under the Notes.

If Hennessey or another borrower were to default on Company’s loan, Company would bear the risk on the underlying real estate transaction that was pledged to Company as collateral. If the ultimate borrower in the real estate transaction fails to perform its obligations for any reason, Company may suffer a loss that impacts its ability to meet its obligations, including those obligations under the Notes.

Failure to perfect Company’s security interest will increase the risk that Company may suffer a loss.

Company may, or may not, obtain mortgages and/or other collateral from its borrowers.  If Company does obtain mortgages and/or other collateral, Company must obtain mortgages and/or financing statements from the borrower, and these must be filed by Company’s borrowers in connection with each transaction pledged as collateral to Company for Company’s loan to its borrowers. In the event a mortgage or financing statement is not filed with respect to a transaction or if a security interest in the assets transferred or pledged is not perfected under local real estate law or the Uniform Commercial Code, Company’s interest in such assets would be unperfected and subject to the rights of other creditors. In addition, Company will not have a priority lien or mortgage on the assets or real estate collateral, and to protect its collateral position, and Company may have to pay off other senior lien holders. As a result, it is possible that another creditor could file a mortgage or financing statement covering the assets subject to Company’s interest despite Company’s borrowers’ (or its borrowers) representation as to the absence or priority of other liens. In such event, the other creditor could have priority over Company with respect to such assets and Company may incur a loss.

Company’s lack of assets will increase the risk that Company may not be able to meet its obligations (including making interest payments on the Notes).

Other than assets purchased with the proceeds from the sale of Notes, Company does not have any other assets or capital reserves from which to meet its obligations. A default by Hennessey, or one of Company’s other borrowers, will substantially impair Company’s financial condition and results of operations and its ability to meet its obligations (including its ability to repay the Notes).

The loss of key personnel will impair Company’s ability to generate sufficient investment income to meet its obligations.

Company will rely on key personnel in Company, Hennessey and other borrowers for advice on underwriting and originating mezzanine real estate financing transactions. Company’s key personnel would include both Messrs. Redpath and Bozora and Hennessey’s key personnel would include Messrs. John Essen and Jeffrey Gardner. If such key personnel were unable to perform their duties due to death, disability, termination of employment or other causes, it would be difficult for Company to make credit decisions and originate investments until new personnel were identified and retained. No key man life insurance policies have been procured.

Foreclosure by a priority lien holder may result in the loss of Company’s investment and impair Company’s financial condition.

Company’s investments are generally subordinate to one or more senior secured creditors.  In such cases, if the real estate owner defaults, the senior secured lenders will have the right to foreclose on the collateral. If the market value of the collateral falls to an amount which would only provide full repayment to the senior secured lender, Company’s borrowers will incur a loss and Company may lose some or all of its investment if Company’s borrowers are unable to pay Company from other assets. In addition, to protect Company’s collateral in the event a senior secured lender forecloses on real estate where Company has a subordinated mortgage, Company will have to redeem the senior secured lender’s position. Company, or its borrowers, may not have assets, or access to assets, sufficient for such redemption.

A decline in the real estate development and construction markets will impair Company’s ability to make investments.

The business of developing and selling commercial and residential real estate properties is subject to a number of risks. The real estate development and construction industry is cyclical and is affected by consumer confidence levels, prevailing economic conditions and interest rates. A variety of factors affect the demand for new real estate construction and development, including, without limitation, economic cycles, competitive pressures, the availability and cost of labor and materials, changes in costs associated with real estate ownership, changes in consumer preferences, demographic trends and the availability of mortgage financing. Because the borrowers on the underlying real estate transactions engage in commercial and residential real estate development and construction, Company is directly and materially affected by the same risks inherent to the commercial and residential real estate development and construction industries. Any reduction in the cash flows, income of or financial condition of commercial and residential real estate development and construction companies by reason of any of the aforementioned factors or others may significantly impair their ability to pay Hennessey, Company’s other borrowers, or Company itself, which would increase the possibility that delinquencies would occur and that Company could incur losses.

A decline in real estate value will impair the collateral for Company’s investments thereby increasing the likelihood that Company would suffer a loss and be unable to meet its obligations.

Declining real estate values will increase the probability of a loss in the event of a default on the underlying real estate transaction. As a result, the value of the real estate or other collateral securing Company’s loans may not, at any given time, be sufficient to satisfy the outstanding principal amount and accrued interest on Company’s loans. If the primary and third party borrowers were to default, and the collateral was insufficient, Company would suffer a loss and Company may not be able to meet its obligations.

Company’s focus on credit-impaired borrowers will make Company’s investment portfolio susceptible to high levels of default.

Company may lend money to, or accept loans as collateral from borrowers that are either unable or unwilling to obtain financing from traditional sources, such as commercial banks. Loans made to such individuals or entities may entail a higher risk of delinquency and loss. Higher than anticipated delinquencies, foreclosures or losses may result in Company’s inability to meet its obligations.

The impact of certain environmental laws and regulations may result in the collateral for Company’s investments losing value and impacting Company’s financial condition.

Company’s ability to foreclose on the real estate collateralizing Company’s loans may be limited by environmental laws. These laws pertain primarily to commercial properties that require a current or previous owner or operator of real property to investigate and clean up hazardous or toxic substances or chemical releases on the property. In addition, the owner or operator of such real property may be liable to a governmental entity or third parties for property damage, personal injury, and investigation and cleanup costs relating to the contaminated property. It is possible that environmental contamination of land taken by Company as collateral would not be discovered until after the loan was made. In addition to federal or state regulations, lenders, owners or former owners of a contaminated site may be subject to state, local and common law claims by third parties based on damages and costs resulting from environmental contamination emanating from the property. Any loss in collateral value may result in Company’s inability to meet its obligations.

Company’s practice of deferring principal payments on land development loans until the senior lender has been paid off may result in losing some of the value of Company’s collateral and Company’s inability to meet its obligations.

Company anticipates deferring principal payment on land development loans until after the senior lender has been paid off. Rather than receive small payments on each lot sale, Company will be deferring these payments so the loans have a larger principal balance earning interest and less senior debt ahead of Company’s loans. Once the senior lender has been paid off, Company would then receive accelerated repayments and ultimately receive full repayment on the loan before the borrower can withdraw any significant profits. However, by deferring principal payments to the end of a project, Company may significantly increase its risk. At the end of a project, most of the collateral will have already been sold and the proceeds used to repay the senior lender. That means there is less collateral available to secure Company’s loan.

Dependence upon Hennessey Financial.

Company may lend up to 40% of the proceeds of Company’s offering of 5 Year Notes to Hennessey.  Accordingly, Company will be dependent upon Hennessey with respect to the investment and reinvestment of up to 40% of Company’s assets and to service the transactions that underlie Hennessey’s mezzanine real estate financing. As a result, Company’s success will depend on the abilities of Hennessey to initiate eligible financing transactions and service the same. In addition, if Hennessey procures alternative financing for its transactions, Company may be unable to achieve its investment objectives. The bankruptcy of Hennessey, the failure of Hennessey to service its mezzanine real estate loans, the cessation of loan originations by Hennessey or the inability of Hennessey to initiate sufficient transactions to fully use all Company’s assets would have a negative impact on Company’s financial condition and results of operations.  As of December 31, 2007 Company has lent Hennessey approximately 37% of the proceeds of the sale of Notes.

Regulatory Matters.

Company’s operations may be subject to regulation by federal authorities and state banking, finance, consumer protection and insurance authorities and are subject to various laws and judicial and administrative decisions imposing various requirements and restrictions on Company’s operations which, among other things, require that Company obtain and maintain certain licenses and qualifications, and limit the interest rates, fees and other charges Company may impose in Company’s finance business. Although Company believes it are in compliance in all material respects with applicable laws, rules and regulations, any change in such laws, or in the interpretations thereof, will make Company’s compliance with such laws more difficult or expensive.

If Company lends directly to developers, contractors or individuals, Company may be required, in certain states, to obtain lending licenses.  For example, in California, Company must obtain a lenders license under California’s Lender License Act.  Company has submitted an application to obtain such a license, and will submit license application in other states, where required, and where Company intends to lend directly.

Environmental Laws.

Company’s need to comply with environmental laws may arise when Company forecloses on property.  Environmental laws pertain primarily to commercial properties that require a current or previous owner or operator of real property to investigate and clean up hazardous or toxic substances or chemical releases on the property. In addition, the owner or operator of such real property may be liable to a governmental entity or third parties for property damage, personal injury, and investigation and cleanup costs relating to the contaminated property. It is possible that environmental contamination of land taken by Company as collateral would not be discovered until after the loan was made. In addition to federal or state regulations, lenders, owners or former owners of a contaminated site may be subject to state, local and common law claims by third parties based on damages and costs resulting from environmental contamination emanating from the property.   See also “Risk Factors that may affect future Results of Operations” above.

Employees.

As of March 31, 2008, the Company has three total employees who work full time for the Company.

Where You Can Find More Information

Under the Securities Exchange Act of 1934 Sections 13 and 15(d), periodic and current reports must be filed with the SEC.  The Company electronically files the following reports with the SEC:  Form 10-KSB (Annual Report), Form 10-QSB (Quarterly Report), Form 8-K (Current Report), insider ownership reports.  The Company may file additional forms.  The SEC maintains an Internet site, www.sec.gov/, in which all forms filed electronically may be accessed.  You may also read and copy any document Company files at the SEC’s public reference room at 100 F Street, NE, Washington DC 20549.  Copies may also be obtained from the SEC at prescribed rates by writing to the Public Reference Section of the SEC, 100 F Street, NE, Washington DC 20549.  You may also obtain information about the operation of the SEC public reference room in Washington DC by calling the SEC at 1-800-SEC-0330.

Item 2.	Description of Property.

The executive offices of the Company are located at 21 Tamal Vista Blvd., Suite 230, Corte Madera, California 94925.  On March 23, 2007, the Company entered into a two-year lease for its offices.    The initial lease term of two years expires March 31, 2009.

Item 3.	Legal Proceedings.

The Company is, from time to time, subject to various pending and threatened legal actions which arise out of the normal course of its business. The Company is not a party to any pending legal or administrative proceedings and no such proceedings are known to be contemplated.

Item 4.	Submission of Matters to a Vote of Security Holders.

During the quarter ended December 31, 2007, no matters were submitted to a vote of the Company’s security holders through the solicitation of proxies or otherwise.

PART II

Item 5.	Market for Common Equity and Related Stockholder Matters

5 Year Notes (“Notes”)

The Company registered, under the Securities Act of 1933 (“Act”), $100 million of 5 year notes (“Notes”) as a shelf registration under Rule 415 of the Act, which registration was effective November 22, 2006 (file No. 333-129919).  The Notes are being  offered without an underwriter and on a continuous basis.  The Notes are not listed on any securities exchange and there is no public trading market for the Notes.

As of December 31, 2007, the Company has issued $6,830,000 of Notes, underwriting expenses have been $ 899,595, and net proceeds have been $5,903,405.   Of the net proceeds, $2,500,000 has been used to finance real estate activities, $ 2,488,784 has been held as cash, and $941,621 has been used as working capital.

Common Stock

The Company’s common stock is not registered under the Act nor is it traded on any market.  As of December 31, 2007, 237,709 shares, of 1,000,000 shares authorized, were issued and outstanding.

To-date Company has not granted any stock options other than on  January 1, 2006, when the Company issued nonqualified stock options to certain of Company’s officers and  directors to acquire an aggregate of 25,200 shares of common stock at $2.00 per share.   8,400 shares of options were exercisable as of December 31, 2007.  For more information concerning securities authorized for issuance under equity compensation plans, see “Item 11 - Equity Compensation Plan Information”.

Dividends

There has not been any cash dividends declared on common equity for the last two fiscal years.

Item 6.	Management’s Discussion and Analysis or Plan of Operation

Some of the statements in this Annual Report on Form 10-KSB, including, but not limited to this Management’s Discussion and Analysis or Plan of Operation, contain forward-looking statements regarding the Company’s business, financial condition, and results of operations and prospects that are based on the Company’s current expectations, estimates and projections. In addition, other written or oral statements which constitute forward-looking statements may be made by the Company or on the Company’s behalf. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “would”  or variations of such words and similar expressions are intended to identify such forward-looking statements. You can also identify forward-looking statements by discussions of strategy, plans or intentions.  These statements are not guarantees of future performance, and are inherently subject to risks and uncertainties that are difficult to predict. As a result, actual outcomes and results may differ materially from the outcomes and results discussed in or anticipated by the forward-looking statements. All such statements are therefore qualified in their entirety by reference to the factors specifically addressed in the section entitled “Factors That May Affect Future Results of Operations” in the Company’s Annual Report on Form 10-KSB. New risks can arise and it is not possible for management to predict all such risks, nor can management assess the impact of all such risks to the Company’s business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. All forward-looking statements speak only as of the date of this Annual Report on Form 10-KSB. The Company undertakes no obligation to revise or update publicly any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Annual Report on Form 10-KSB, other than as required by law.

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

We expect to lend up to 40% of the net proceeds of the Offering to Hennessey Financial, LLC, a Minnesota limited liability company (“Hennessey”).  Hennessey is a mezzanine real estate lender that has been in business since 1999. We expect to lend the remaining 60% of the net proceeds of the Offering to other lenders and borrowers on terms similar to the loan terms we have with Hennessey.  We have had and continue to be, from time to time,  in discussions with potential borrowers of our funds. Through two years of research, development and networking of both borrowers and lenders, we have developed a potential group of borrowers and other mezzanine lenders.  We are in the process of performing due diligence on these potential borrowers.  Several of them have indicated an interest in our offerings and are eligible for consideration.    We anticipate continued demand for our mezzanine real estate financing and do not foresee a lack of potential financing prospects.

On April 30, 2007 we completed our first transaction: the purchase of a $2,000,000 principal amount mezzanine (subordinated) note from a private investor. The total investment by the Company in this transaction was approximately $2,024,657, which amount included approximately $24,657 of accrued interest under the note. The note obligor, Assured Financial, LLC (“Assured”) is a Minnesota based, senior (1st position) real estate construction and development lender and is an affiliated company of Hennessey.  On June 30, 2007 the Company acquired an additional promissory note in the amount of $466,000 issued by Assured, and on September 5, 2007, we acquired the remaining portion of $34,000, principal amount,  of such promissory note, and as a result of these two transactions we now hold a note in the principal amount of $500,000.  All notes mature on September 1, 2009 and are subject to an interest rate of 15%. Interest is payable monthly. We anticipate that additional investments with Assured will be available to the Company in the future.

As of March 31, 2008 we have now invested 36% of the sale proceeds from the Notes in Hennessey and its affiliated companies.

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

On November 22, 2006, the Company received notice of the effectiveness of its registration statement on Form S-1 registering the Offering of the Notes.  Since then we have secured sales-distribution agreements with certain NASD broker-dealer members for the distribution of Notes in the Offering.  We have sold, as of December 31, 2007, $6,830,000 of Notes.  These sales are below our expectations primarily because our difficulty in finding distributing brokers.   We are seeking FINRA’s approval to allow Capital Solutions Distributors LLC (“CSD”) a registered broker and an affiliate of Company, to distribute the Notes.  Whether FINRA will approve Company’s pending application is uncertain, but if approved, management believes that CSD can be a more effective distributor of the Notes.

The Notes are registered, under the applicable state Blue Sky laws in 11 states..  We have pending Blue Sky registration applications pending in many all of the remaining states.  However, we expect to focus our selling efforts, in the future, in California, Arizona, and Florida and may relinquish our registrations in the other states and withdraw pending applications in the remaining states.

Finally, we have finalized custodial services from US Bancorp to further strengthen the operations and administration of our business.

We have had net losses since inception.  We had an accumulated deficit as of December 31, 2007 of approximately $1,447,248 which reflects expenditures necessary for the start of our operations and professional fees and services.  At this time, we believe our ability to continue as a going concern depends in large part on our ability to raise sufficient capital through the sale of Notes which in turn will enable us to make mezzanine real estate loans and receive revenue from our lending activity.  If we are unable to raise such additional capital and make loans, we may be forced to discontinue our business.

Liquidity

The primary source of our liquidity will come from interest and fees earned on our loans and investments.  In most cases, we will receive monthly interest payments on our loans and investments.  If we are able to sell sufficient amounts of Notes in the Offering and use the net proceeds to make loans and investments and purchase assets, these assets could be pledged as collateral for an operating line of credit.  We have sold $6,830,000 of the Notes as of December 31, 2007, and have registered the issuance of up to $100,000,000 in aggregate principal amount of Notes.

Capital Resources and Results of Operation

We currently do not have any considerable operations or results of operations to discuss.  Our current capital resources have been provided by the proceeds of the Offering and contributions from Capital Solutions Management, LP, the parent of Company.  To date, our material commitments include only the professional fees necessary to conduct the Offering and to meet our SEC reporting obligations.  Such fees have been paid current on an ongoing basis and future expenses will be paid from earnings or from proceeds of the Offering.  We do not intend to reimburse Capital Solutions Management LP for any expenses paid on our behalf to date, nor do we intend to borrow money from Capital Solutions Management LP.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements, as defined in Item 303(c)(2) of Regulation S-B promulgated under the Securities Act of 1933, as amended.

Directors and Officers Insurance

On November 15, 2006, and November 15, 2007, the Company renewed an insurance policy which covers its officers and directors in the event they are sued in connection with the performance of their duties as they relate to the company.  The premiums for such insurance policy have been financed by a third party.

Employees

The Company expects to hire up to an additional four employees during calendar year 2008.

Item 7.	Financial Statements.

The financial statements and the independent auditor’s report required to be filed hereunder are listed in the Index to Financial Statements included in Item 13 of this Form 10-KSB and are incorporated herein by reference.

Item 8.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

                  Item 8A.Controls and Procedures.

Evaluation of disclosure controls and procedures.  As of the end of the period covered by this report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14.  This evaluation was done under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective in gathering, analyzing and disclosing information needed to satisfy our disclosure obligations under the Exchange Act because of the material weakness in internal controls over financial reporting identified and discussed below.

Management’s Report on Internal Control over Financial Reporting.  Management is responsible for establishing and maintaining adequate internal control over financial reporting. A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management, including the Company's Chief Executive Officer and Principal Accounting Officer, has conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007, based on the criteria for effective internal control described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2007 relating to procedures in accounting for debt placement costs.  The Company had capitalized as debt placement costs legal fees associated with SEC filings.  In addition, debt placement costs were being amortized on a straight line basis over the life of the Notes – Series A.  To address this weakness, we performed additional analysis of amounts recorded as debt placement costs and established procedures to expense debt placement costs utilizing the effective interest method.  Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.  In addition we are working to identify and implement corrective actions, where required, to improve our internal controls, including a specific review of the application of those procedures that were not functioning properly at December 31, 2007 that resulted in the material weakness in internal controls over financial reporting noted above.

This Annual Report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this Annual Report.

This report shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liabilities of that section, and is not incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

Changes in Internal Controls over Financial Reporting.Other than the changes discussed above relating to procedures in accounting for debt placement costs, there were no changes in our internal controls that materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

                  Item 8B.                      Other Information.

During the 4th quarter of 2007, the Board of Directors of Company approved an amendment to the Company’s Bylaws, which amendment changed the maximum number of directors of the Company, The maximum number of directors was increased from 6 to 9, with the Board having the authority to set the actual number of directors between the unchanged minimum of 2 and the maximum (as revised) of 9.  The Board of Directors set the number of directors at 6.

PART III

Item 9.	Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance With Section 16(a) of the Exchange Act.

As of March 31, 2008, the directors and executive officers are as set forth below.  There are no family relationships between or among any directors or officers:

Name	Age	Position
Michael W. Bozora	58	President, Director
Timothy R. Redpath	50	Chief Executive Officer, Treasurer, Secretary, Director
Mark Williams	50	Chief Financial Officer
Richard Dobson	61	General Counsel
Theodore J. Ammiro	60	Director
Alfred W. Williams	63	Director
Dean Mark Brosche	56	Director
Andrew M. Regalia, Jr.	58	Director

Michael W. Bozora; President, Director

Before co-founding the Company in 2005, Mr. Bozora was a co-founder of Capital Solutions Management, L.P., a registered investment advisor (2002), as well as Capital Solutions Distributors, a NASD licensed broker/dealer (2004). Prior to his involvement with Capital Solutions, Mr. Bozora served as a Senior Managing Director in the private client services group at Bear Stearns & Co., Inc. Before joining Bear Stearns in 2001, Michael was a Managing Director at SG Cowen Securities Corporation where he served as branch manager of the San Francisco office from 1999 to 2001. From 1994 to 1999, Michael was a Senior Vice President of Prudential Securities Incorporated (San Francisco) in the private wealth management group where he headed a team responsible for client assets in excess of $2 billion. Prior to that, Michael spent ten years at Merrill Lynch, first in its Regional West Coast Headquarters and later in its Palo Alto (Silicon Valley) office where he built and directed a solutions-based private wealth management team which managed assets in excess of $1 billion. Michael began his career at Blyth Eastman Dillon Securities in 1973. His 30+ years of experience in the securities industry have provided him with a broad base of knowledge and extensive involvement in developing investment strategies for preservation of capital and wealth building for high net worth individuals.  He has served as President, and as a director, of the Company since its inception.

Timothy R. Redpath; Chief Executive Officer, Treasurer, Secretary, Director

Before co-founding the Company in 2005, Mr. Redpath was a co-founder of Capital Solutions Management, L.P., a registered investment advisor (2002), as well as Capital Solutions Distributors, a NASD licensed broker/dealer (2004). Prior to his involvement with Capital Solutions, during 2001 and 2002, Mr. Redpath served as a Senior Managing Director at Ion Capital Partners within Bear Stearns & Co., Inc., where he specialized in private banking and asset management for high net worth individuals. Mr. Redpath joined Bear Stearns from Prudential Securities Incorporated, serving as a Managing Director and Chief Administrative Officer of the Prudential Volpe Technology Group, Prudential’s technology investment banking and research group. Prior to that time Tim served as the Manager of the Prudential Private Client Group (San Francisco) which at that time constituted the largest private client practice in the firm. He graduated cum laude from the University of Minnesota in business and finance, and the Securities Industry Institute at the Wharton School of Business at the University of Pennsylvania.  He has served as Chief Executive Officer, Treasurer and Secretary, and as a director, of the Company since its inception.

Mark Williams; Chief Financial Officer

Mr. Williams is Certified Public Accountant with over twenty five years of experience in public and private accounting.  His public accounting experience includes eight years with Price Waterhouse (now PricewaterhouseCoopers) (San Jose, CA), over ten years with the firm of Ruzzo, Scholl & Murphy (Campbell, CA) providing financial and consulting services to private and public companies.  In addition, he operated his own accounting firm for 5 years.  Mr. Williams was the Chief Financial Officer for University Technology Ventures (Pleasanton, CA) a venture capital firm from 2000 – 2002.  During this time Mr. Williams was involved in the formation of the firm and the raising of $109,000,000 in venture capital.  Mr. Williams currently serves on the Board of Directors for Semotus Solutions, Inc (Los Gatos, CA), a high tech public company.  Mr. Williams earned his Bachelor of Science in Accounting from San Jose State University.   Mr Williams has served as Chief Financial Officer of Company since 2006.

Richard Dobson; General Counsel

Mr. Dobson has held a number of corporate counsel positions at public and private companies, among these are: from 2002 to 2006 Mr. Dobson served as Senior Counsel to Wells Fargo Bank, and prior to that from 2001 to 2002 served as Associate General Counsel to Adaptec, Inc.  From 1992 through 1999 Mr Dobson served as the Executive Vice President and General Counsel of CII Financial, Inc. (an AMEX listed company).  From 1977 through 1992, Mr. Dobson served as the Vice President and General Counsel of Fund American Company, Inc.  (a NYSE listed company).  Mr. Dobson obtained his law degree from the University of California at Berkeley (Boalt Hall) and a Bachelor of Arts from the University of California at Berkeley.  Mr. Dobson has served as General Counsel of Company since January 2008.

Theodore J. Ammiro; Director

Mr. Ammiro founded Ammiro Mortgage in 1985 and has been operating it since. Ammiro Mortgage is a full service mortgage company providing finance for multi-unit residential, commercial and industrial properties and single family dwellings. Prior to 1985, Mr. Ammiro spent three years as a Loan Agent at Pacific Capital specializing in the finance of apartments, commercial and industrial real estate. From 1979 to 1982, Mr. Ammiro founded Larkspur Development Company to build luxury condominium units in Ketchum, Idaho. Mr. Ammiro’s community involvement includes Trustee of the Board of Presidio Hill School in San Francisco, as well as Trustee of the Board of Drew College Preparatory School. Mr. Ammiro holds an Associate of Arts Degree from College of San Mateo in Business Administration, and a Bachelor of Science Degree from San Jose State University in Business. Additionally, Mr. Ammiro holds his Real Estate Brokers License.  He has served as a director since March 2007, and has an initial term of two years.

Alfred W. Williams; Director

Mr. Williams is General Manager of Alfred Williams Consultancy (AWD), a company Mr. Williams founded in 1993. AWD specializes in developing and implementing public affairs programs in the private and public sectors. From 1985 to 1993 Mr. Williams served as General Manager of Olympia & York’s San Francisco office. There he managed all aspects of the Yerba Buena Gardens project. Mr. Williams spent the previous four years as Senior Consultant at Pacific Management Systems in San Francisco, where he planned and conducted management development seminars. From 1980 to 1981, Mr. Williams served as Area Coordinator for Community Boards in San Francisco. Prior to Community Boards Mr. Williams spent a year as Assistant Corporate Equal Employment Opportunity Manager at Kaiser Health Plan in Oakland. Mr. Williams served as Affirmative Action Officer for the County of Alameda in Oakland from 1975 to 1979. In 1971, Mr. Williams held the position of Head of Check Processing with the Federal Reserve Bank of San Francisco. Mr. Williams’ civic involvement includes President, San Francisco African American Historical & Cultural Society; Treasurer, Community Design Center; Life Member, National Association for the Advancement of Colored People. Mr. Williams holds a Bachelor of Science Degree in Sociology from Florida A & M University and is a graduate of the Management Graduate Studies, Executive Program, University of California, Los Angeles.  He has served as a director since March 2007, and has an initial term of two years.

Dean Mark Brosche; Director

Mr. Brosche has successfully financed, managed and owned lodging properties in California and throughout the U.S. for over 20 years. From 1973 through 1980, Mr. Brosche was employed in management with Hyatt Hotels and in corporate and commercial real estate finance with Bank of America. In 1980, Mr. Brosche, along with Dennis Brown, founder of Super 8 Motels, formed Brown, Brosche Financial, Inc. The firm provided advisory services to multi-property Super 8 Motel franchisees that were experiencing difficulty in arranging financing for new construction of chain affiliated motels. From 1980 to 1988, Brown, Brosche Financial also developed and managed 26 Super 8 Motel franchises. In 1988, following the untimely death of Dennis Brown, his friend and business partner, Mr. Brosche formed Richmark Inns and engaged in the management of the lodging properties developed by Brown, Brosche Financial. Richmark also provided third-party management services for institutional owners of lodging properties which involved a major state employee pension fund, labor union pension fund, and a Southern California Savings Bank. The Brown, Brosche portfolio was positioned for sale by Richmark, with the last property being sold in 2001. Over the past several years, Mr. Brosche has focused on advisory assignments to assist established lodging industry contacts who are seeking financing to facilitate development, acquisition and refinancing opportunities. In addition to maintaining his relationships with pre-existing clients and contacts, Mark joined Borel Private Bank & Trust Company as a Senior Vice President in 2005 to develop new business with high net worth individuals, and originate commercial real estate loan transactions for the bank. Mr. Brosche graduated in 1973 from Santa Clara University with a Bachelor of Science Degree in Commerce, and attended Golden Gate University for post-graduate courses in finance. He has received professional status as a Certified Hotel Administrator from the American Hotel & Motel Association, and holds a California real estate license.  He has served as a director since March 2007, and has an initial term of two years.

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

Code of Ethics
The Company has  adopted a written code of ethics that applies to its directors, executive officers, and employees.  The Company’s Code of Ethics is designed to deter wrongdoing and to promote:

1.	Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

2.
Full, fair, accurate, timely, and understandable disclosure in reports and documents that Company files with, or submits to, the Securities and Exchange Commission and in other public communications made by the Company;

3.	Compliance with applicable governmental laws, rules and regulations;

4.	The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and

5.	Accountability for adherence to the code.

A copy of this Code of Ethics is attached to this Form 10-KSB as an exhibit.

Corporate Governance: Nominating, Audit, and Compensation Committees

Board of Director Meetings.  The Board of Directors of Company held 3 meetings in 2007.  The Compensation and Nominating Committees of the Board each held one meeting, while the Audit Committee held two meetings. No Director attended less than 75% of the Board and Committee meetings on which such Director served

Board of Director Committees.  The Company has established separate nominating and corporate governance, audit, and compensation committees of the Board of Directors.

Nominating and Corporate Governance Committee.  The Nominating and Governance Committee is composed of Theodore Ammiro, Mark Brosche and Alfred Williams.  Mr Williams is chairman of this Committee.  This Committee will consider candidates recommended by voting security holders (100% of the voting securities are held by Capital Solutions Management, LP).  The Committee does not have a formal procedure to be followed by a voting security holder who wishes to submit a candidate.

Audit Committee.    The Audit Committee is composed of Theodore Ammiro, Mark Brosche, and Andrew Reglia.  Mr Ammiro is the chairman of this Committee.  Mr Brosche is the designated “audit committee financial expert” and is “independent” as defined under Item 12 “Director Independence”.

Compensation Committee.  Compensation Committee is composed of Theodore Ammiro, Mark Brosche, and Alfred Williams.  Mr Brosche is the chairman of this Committee.  This Committee will review the compensation of the senior executives as well as  the general compensation plans for all employees.

Item 10.	Executive Compensation

During 2007 the Company’s Board of Directors adopted a Charter for the Compensation Committee which grants the Compensation Committee the authority  (among other powers) to develop guidelines, review and evaluate the compensation and performance of the CEO and other senior officers, to make recommendations to the Board of Directors with respect to incentive compensation, to develop managerial succession plans, and to review and recommend changes to Director compensation levels. The Board does not delegate authority for determining executive officer or director compensation, however the Board does take guidance from the Company’s President and CEO, Mr. Bozora and Mr. Redpath, respectively, concerning the compensation of executive officers other than themselves.

Executive Officer Summary Compensation Table.

The following table presents summary compensation for the Named Executive Officers:

Name and Principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Other Compensation ($)	Total Compensation ($)
(a)	(b)	(c)	(d)	(e)	(i)	(j)
Timothy R. Redpath CEO, Treasurer and Secretary, and Director	2007	$250,000	$0 (1)	$0	$0	$250,000
	2006	$27,083.33	$0 (1)	$0	$0	$27,083.33
Michael Bozora President, and Director	2007	$250,000	$0	$0	$0	$250,000
	2006	$27,083.33	$0 (1)	$0	$0	$27,083.33
Mark Williams Chief Financial Officer	2007	$58,803	$0	$0	$0	$58,803
	2006	$0	$0	$0	$0	$0

(1).
In accordance with their compensation arrangements, Messrs Bozora and Redpath are each entitled to a quarterly cash bonus equal to 20% of Company’s net income before depreciation, amortization and taxes as calculated for each calendar quarter by Company’s Board of Directors using generally accepted accounting principles consistently applied. Such bonus, if any, shall be paid as soon as practical following each calendar quarter.  However, the Company had no net income for 2006 or 2007, and no bonuses were earned nor paid.

Outstanding Equity Awards at Fiscal Year-End

The Company has not adopted a stock option plan but has issued various stock option awards. The options issued are administered by the Board of Directors, which selects persons to receive awards and determines the number of options subject to each award and the terms, conditions, performance measures and other provisions of the award.

No stock awards were granted or outstanding and there were no nonqualified deferred compensation earnings in 2007.  The section of the chart normally containing this information has been omitted, and only the information relating to stock options is shown.

The following table presents the outstanding equity stock option awards held by each of the named executive officers as of December 31, 2007:

	Option Awards
	Number of Securities Underlying Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned	Option Exercise Price ($)	Option Expiration
Name	(1)		(2)	Options (#)	(3)	Date
Michael W. Bozora	4,200	(1)	8,400		$2.00	01/01/2016
President, Director

Timothy R. Redpath	4,200	(1)	8,400		$2.00	01/01/2016
Chief Executive Officer, Treasurer, Secretary, Director Mark Williams Chief Financial officer	-0-		-0-		$-0-	N/A

_____________________________________
(1)
Represents the vested and unexercised portion of stock options granted January 1, 2006.  Messrs Bozora and Redpath, the President and Chief Executive Officer respectively, have been granted non statutory stock options entitling them to purchase 12,000 shares each of our common stock for at the exercise price of $2 per share, and have been granted 600 non-statutory stock options as directors with the same exercise price of $2.  All of the options vest (in 2,000 share increments for the 12,000 option grant, and 100 share increments for the 600 option grant) upon the occurrence of: (1) filing of the registration statement of the Notes, (2) the effective date of the registration statement of the Notes, (3) the aggregate sale of $25,000,000 of the Notes, (4) the aggregate sale of $50,000,000 of the Notes, (5) the aggregate sale of $75,000,000 of the Notes, and (6) the aggregate sale of $100,000,000 of the Notes.  All stock options will expire 10 years after they were issued.

(2)	Represents the number of unvested shares of stock options granted January 1, 2006 (see footnote (1) above).

(3)	Represents the fair market value of the underlying shares, on a per share basis, as of the grant date of the options.

Compensation of Directors.    The Company pays its non-employee directors a fee of $1,500 for each director’s meeting attended (inclusive of any committee meetings).

Director Compensation Table

The following table presents director compensation (but excludes those directors who are Named Executive Officers and whose compensation is shown in the Executive Compensation Table above):

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards (shares) (1)	All other compensation ($)	Total ($)
(a)	(b)	(c)	(e)	(i)	(j)
Theodore J Ammiro Director	$4,500	$0	0	$23,943.00 (1)	$28,443.00

Alfred W. Williams Director	$4,500	$0	0	$0	$4,500

Dean Mark Brosche Director	$4,500	$0	0	$0	$4,500

Andrew M. Reglia Director	$4,500	$0	0	$23,943.00 (2)	$28,443.00

 (1).                 Mr. Ammiro performs consulting services for Company under a consulting agreement, date November 2007, between Real Equity Solutions, Inc. (“RES”) and Company.  Under the consulting agreement Mr Ammiro is developing loan evaluation, loan underwriting, loan pricing, and related policies, processes and procedures.  Mr Ammiro is paid, through RES, $150 per hour for his services.  The amount shown in the table above represents the payments made to RES.

(2).                 Mr. Reglia performs consulting services for Company under a consulting agreement, date November 2007, between Real Equity Solutions, Inc. (“RES”) and Company.  Under the consulting agreement Mr Reglia is developing loan evaluation, loan underwriting, loan pricing, and related policies, processes and procedures.  Mr Reglia is paid, through RES, $150 per hour for his services.  The amount shown in the table above represents the payments made to RES.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth as of March  31, 2008 certain information regarding beneficial ownership of the common stock of the Company by (a) each person or group known by the Company to be the beneficial owner of more than 5% of the outstanding common stock of the Company, (b) each director and executive officer of the Company, and (c) all directors and executive officers of the Company as a group. Each shareholder named in the below table has sole voting and investment power with respect to shares of common stock shown in the table. Shares underlying any options or warrants included in the table may not be currently exercisable.

Shareholder	Address	Shares Owned Beneficially	Percent of Class
Common Stock
Timothy Redpath (1)	21 Tamal Vista Blvd., Suite 230 Corte Madera, California 94925	101,741	38.70%
Michael Bozora (1)	21 Tamal Vista Blvd., Suite 230 Corte Madera, California 94925	101,741	38.70%
Charles T. Thompson (2)	433 Bushaway Road Wayzata, Minnesota 55391	23,771	9.04%
Officers and Directors as a Group (3)		203,482	77.40%
___________________________________

(1)
Capital Solutions Management, LP. owns 237,709 shares and is beneficially owned by Messrs. Bozora and Redpath who each control 50% of Capital Solutions Associates, LLC who, in turn, is the sole general partner and  controls  Capital Solutions Management, LP.   Capital Solutions Associates, LLC also owns 75% of the Limited Partnership interests in Capital Solutions Management, LP.     Includes 25,200 shares underlying  options, of which 8,400 are exercisable within 60 days.

(2)
Charles T. Thompson owns 10% of the Limited Partnership interests in Capital Solutions Management, LP which, in turn,  owns 237,709 shares of Company’s common stock.   The other 15% of the Limited Partnership interests in Capital Solutions Management, LP. are owned by 12 individual investors with no investor owning more than 3%.  The remaining 75 % of the limited partnership interests in Capital Solutions Management LP are owned by Capital Solutions Associates LLC and beneficially owned by Messrs Bozora and Redpath..

(3)	Includes 25,200 shares underlying an option of which 8,400 are exercisable within 60 days.

Equity Compensation Plan Information

The following table provides information, as of December 31, 2007, with respect to stock options outstanding and available under grant awards.  The Company has no equity compensation plans, but has issued various stock option awards under individual compensation” plans” as defined in  Rule 402(a)(5)(ii) of regulations S-B of the Securities Act of 1933. The options issued are administered by the Board of Directors, which selects persons to receive awards and determines the number of options subject to each award and the terms, conditions, performance measures and other provisions of the awards.  The Company’s general policy is to grant stock options with an exercise price equal to the fair market value of a share at the date of grant. Refer to Notes 1 and 6 of the Financial Statements included in Item 7 of this Form 10-KSB for additional information related to these stock-based compensation awards.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b) (4)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	-0-	-0-	-0-
Equity compensation plans not approved by security holders	25,200 (2)(3)	$2.00	N/A (1)

(1).	The stock options shown were issued under a “plan” as provided under Item 402(a)(5)(ii) of Regulation S-B and no other securities are reserved for future issuance.

(2)
Timothy R. Redpath, the Company’s Chief Executive Officer and Michael Bozora, the Company’s President have been granted non statutory stock options entitling them to purchase 12,000 shares each of Company’s common stock at the exercise price of $2 per share.  The stock options vest in 2,000 share increments upon: (1) the filing of the registration statement for the Notes, and (2) the effective date of the registration statement of the Notes; (3) the aggregate sale of $25,000,000 of the Notes; (4) the aggregate sale of $50,000,000 of Notes, (5) aggregate sale of $75,000,000 of Notes, and (6) aggregate sale of $100,000,000 of Notes.   Based upon this vesting schedule, as of December 31, 2007, Messrs Redpath and Bozora have vested in 4,000 shares each.  All stock options expire 10 years after they were issued .

(3)
Messrs Bozora and Redpath, as the Company’s original directors were each granted 600 stock options (with an exercise price of $2 per share) in 2006, and which options shall vest in 100 share increments upon: (1) the filing of the registration statement for the Notes, and (2) the effective date of the registration statement of the Notes; (3) the aggregate sale of $25,000,000 of the Notes; (4) the aggregate sale of $50,000,000 of  Notes, (5) aggregate sale of $75,000,000 of Notes, and (6) aggregate sale of $100,000,000 of Notes.  As of December 31, 2007, Messrs Bozora and Redpath have each vested in 200 shares.   All stock options will expire 10 years after they were issued.

(4)	Represents the fair market value of the underlying shares as of the grant date of the options.

Item 12.                                Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships.

Capital Solutions Management, LP.     As of March 2, 2008, Capital Solutions Management, L.P. (“CSM”) owns 237,709 shares (which represents  100% of the outstanding common stock of Company) and is beneficially owned by Messrs. Redpath and Bozora who each control 50% of Capital Solutions Associates, LLC which is the sole general partner and has sole control of Capital Solutions Management, L.P.    Capital Solutions Associates, LLC also owns 75% of the Limited Partnership interests in Capital Solutions Management, L.P.    Charles T. Thompson owns 10% of the Limited Partnership interest in Capital Solutions Management, L.P.    The other 15% of the Limited Partnership interests in Capital Solutions Management, L.P. are owned by 12 individual investors with no investor owning more than 3%.

Hennessey and Hennessey’s Affiliates.    Company has loaned, and may increase its loans of, the proceeds from the sale of Notes to Hennessey, which is controlled by Jeffrey A. Gardner (“Gardner”). Gardner also owns companies that borrow money from Hennessey and he will receive profit from the transaction underlying our loan. In addition, since Gardner also owns and controls Hennessey, he has considerable influence over any loan from Hennessey to its affiliates and the transaction may not be arm’s length.

Hennessey Financial Monthly Income Fund, LP (“HFMIF”).   Messrs Bozora and Redpath, either individually or through companies they control, are affiliated with HFMIF as managers and investment managers, as well as distributors. Hennessey is also engaged in mezzanine real estate financing.  There are a number of potential conflicts of interests.  As the manager and investment manager of HFMIF, the affiliated companies of the officers and directors of Company may offer real estate opportunities to HFMIF which are not offered to Company – as of December 5, 2007, the affiliated and parent of Company, Capital Solutions Management, LP , has resigned as manager and investment manager of HFMIF.   As the distributor of HFMIF securities, an affiliated company (Capital Solutions Distributors, LLC) of the officers and directors of Company may offer prospective investors the opportunity to invest in HFMIF rather than the Notes.   In addition, if HFMIF terminated any or all of its relationship with the affiliated companies of Company’s officers and directors, such a termination would likely have a negative financial impact on the affiliated companies and this negative financial impact may impair Company’s officers’ and directors’ ability to make independent decisions on behalf of Company. Company has also entered into an Intercreditor Agreement with HFMIF which governs our collections rights against Hennessey and collateral it may hold.

Capital Solutions Distributors, LLC.   Company’s officers, directors and shareholders own, either directly or beneficially, Capital Solutions Distributors, LLC (“CSD”) which is a registered broker-dealer. CSD is the selling agent for the HFMIF and should Company retain an underwriter, CSD may participate in the underwriting and/or distributing of the Notes for compensation. To the extent CSD participates in the selling of the Notes, a conflict of interest will exist between our officers and directors and CSD’s officers and directors.

Chief Financial Officer and General Counsel.  Messrs Mark Williams, the company’s chief financial officer, and Richard Dobson, General Counsel, also serve as financial and legal advisors, respectively, to, among others, Company’s parent company, Company’s parent company’s general partner and Company’s parent company’s other subsidiaries.  In circumstances where Company needs financial and accounting  or legal advice on inter-company transactions, Company’s chief financial officer  and /or general counsel will have a potential conflicts of interest.

Related Transactions.

Theodore Ammiro and Andrew Reglia, both directors of the Company, perform consulting services to Company under a consulting agreement, dated November 2007, between Real Equity Solutions, Inc. (“RES”) and Company.  As of January 31, 2008 $23,943 has been paid under the consulting relationship.  The Board has determined, under its standard for “independence” which is Rule 303A.02 of the NYSE, that the consulting relationship among the Company, RES, and Messrs Ammiro and Regali is not a “material relationship” and that Messrs Ammiro and Reglia continue to be “independent” Directors.

In February 2008 Company agreed to provide a loan facility to Real Equity Solutions, Inc. (“RES”) a California corporation controlled by Mr Ammiro a Director of Company.  The loan facility is used to fund RES’ commercial real estate financing operations, which  are typically secured by a 2nd deed of trust on the property.  The first funded transaction was to loan money for the completion of a property in Marin County CA. Company’s  loan to RES is secured by the deed of trust on the property.

Company has , as of December 31, 2007,  acquired $2,500,000 of face value unsecured Notes from Assured Financial LLC (“Assured Financial) which is an affiliated company of Hennessey.

Director “Independence”.

 Company’s Board of Directors has adopted NYSE Rule 303A.02 as its standard of “independence”.  A Director will not be considered "independent" under this standard unless the Board affirmatively determines that the Director has no material relationship with Company. In making this determination, the Board will broadly consider all facts and circumstances the Board deems relevant from the standpoint of the Director and from that of persons or organizations with which the Director has an affiliation. Material relationships can include commercial, industrial, banking, consulting, legal, accounting, charitable and familial relationships among others.

Under this standard , a Director is not independent if:

(i)        The director is, or has been within the last three years, an employee of the Company, or an immediate family member is, or has been within the last three years, an executive officer, of the Company.

(ii)       The director has received, or has an immediate family member who has received, during any twelve-month period within the last three years, more than $100,000 in direct compensation from the Company, other than director and committee fees and pension or other forms of deferred compensation for prior service (provided such compensation is not contingent in any way on continued service).

(iii)       (A) The director or an immediate family member is a current partner of a firm that is the Company's internal or external auditor; (B) the director is a current employee of such a firm; (C) the director has an immediate family member who is a current employee of such a firm and who participates in the firm's audit, assurance or tax compliance (but not tax planning) practice; or (D) the director or an immediate family member was within the last three years (but is no longer) a partner or employee of such a firm and personally worked on the Company's audit within that time.

(iv)      The director or an immediate family member is, or has been within the last three years, employed as an executive officer of another company where any of the Company's present executive officers at the same time serves or served on that other company's compensation committee.

(v)       The director is a current employee, or an immediate family member is a current executive officer, of another company that has made payments to, or received payments from, the Company for property or services in an amount which, in any of the last three fiscal years, exceeds the greater of $1 million, or 2% of such other company's consolidated gross revenues.

The Board of Directors has determined that all Directors of Company, except Messrs Bozora and Redpath, are “independent” Directors.  The Board has determined specifically that the consulting arrangement between Company and Messrs Ammiro and Reglia is not a “material relationship” which would disqualify them from being “independent”.

Item 13.	Exhibits

The following exhibits are filed as part of this Form 10-KSB, and this list includes the Exhibit Index:

Index to Exhibits

Exhibit		Sequentially
Number	Exhibit	Numbered Pages
1.0 3.1	Underwriting Agreement with Redwood Securities Group,Inc. Articles of Incorporation of CS Financing Corporation	* 1
3.2 3.21	Bylaws of CS Financing Corporation Amendment of Bylaws	1 *
4.1	Form of Indenture	1
4.2	Form of 5 Year Note	1
10.1	Hennessey Loan Agreement	4
10.2	Consolidated Financial Statements of Hennessey Financial, LLC and Subsidiary	1
10.3	Marketing Support and Wholesaler Agreement	1
10.4 10.5 10.6 10.7 10.8 10.9
First Amendment to Loan Security Agreement
Director Nonqualified Stock Option Agreement
Employee Nonqualified Stock Option Agreement
Director Nonqualified Stock Option Agreement
Employee Nonqualified Stock Option Agreement
Subscription Agreement and Letter of Investment Intent
		4 4 4 4 4 4
10.10	Second Amendment to Hennessy Loan and Security Agreement	4
10.11 10.12 10.13 10.14 10.15
Schedule of Total Return Performance of Hennessey Financial, LLC and Subsidiary
Third Amendment to Hennessy Loan and Security Agreement
Consulting Agreement with Real Equity Solutions, Inc.
Professional Services Agreement (Mark Williams, CFO)
Summary of Unwritten Executive Compensation Arrangements
		4 5 6 * *
11	Statement re: Computation of Per Share Earnings (if applicable)	*
14 16.1	Code of Ethics Change of Accountant	* 6
25 31	Form T-1 Statement of Eligibility Under the Trust Indenture Act Certification of Chief Executive Officer & Chief Financial Officer pursuant to Rule 15d	1 *
32	Certification pursuant to Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code	*
	Company Balance Sheets as of December 31, 2006 and 2005, and related statement of earnings, changes in shareholders equity and cash flows for the years then ended	F-1

*Filed as part of this 2007 Form 10-KSB

1. Incorporated by reference from  Registrant’s Registration Statement on Form S-1/A (File #333-129919) (Filed on July 5, 2006)

2. Incorporated by reference from Registrant’s Registration Statement on Form S-1/A (File #333-129919) (Filed on July 20, 2006)

3. Incorporated by reference  from Registrant’s Registration Statement on Form S-1/A (File #333-129919) (Filed on November 21, 2006)

4. Incorporated by reference from Registrant’s Registration Statement on Form S-1/A (File #333-129919) (Filed on November 22, 2006)

5. Incorporated by reference  from Registrant’s Registration Statement on Form S-1/A (File #333-129919) (Filed on March 7, 2007)

6. Incorporated by reference from Registrants 2007 Form 10-Q (filed on May 11, 2007)

Item 14.	Principal Accountant Fees and Services

L.L. Bradford  & Company (“Bradford) independent certified public accountants, performed the audit of Company’s consolidated financial statements for the year ended December 31, 2007.  Virchow, Krause & Company, LLP (“Virchow”), independent certified public accountants, performed the audit of Company’s consolidated financial statements for the year ended December 31, 2006

Fees Paid to the Independent Auditors. During the fiscal years ended December 31, 2007, and 2006fees paid to our independent auditors consisted of the following:

Audit Fees. Aggregate audit fees billed to the Company by Bradford  during the  2007 fiscal years for review of our annual financial statements and those financial statements included in our Form 10-KSB totaled $18,400.  The aggregate audit fees billed to Company by Virchow for the 2006 fiscal year were $15,000.

Audit-Related Fees. There were audit-related fees of $0 billed to the Company by Bradford during the 2007 fiscal year.  Virchow billed the Company $11,201 for the fiscal year end December 31, 2006.

Tax Fees. There were no fees billed to the Company by Bradford during the 2007 fiscal year for tax compliance, tax advice, or tax planning.

All Other Fees. There were no other fees from Bradford or Virchow for 2006 and 2007 fiscal years.

For the fiscal year 2007 the independent directors of the Board (prior to the establishment of the Audit Committee) and the Audit Committee (after its establishment) considered and deemed the services provided by Bradford and Virchow compatible with maintaining each accountant’s independence.  The Board and its Audit Committee have a policy that the Audit Committee shall  pre-approve all services described above in the discussion of fees paid to Bradford and/or Virchow.

None of the hours expended on Bradford or Virchow’s engagement to audit our financial statements for 2007 and 2006, respectively, were attributed to work performed by persons other than Bradford’s  or Virchow’s full-time permanent employees, respectively  .

SIGNATURES

CS FINANCING CORPORATION

By:	/s/ Timothy R. Redpath
TIMOTHY R. REDPATH
Chief Executive Officer, Treasurer, Secretary, Director
(Principal Executive Officer)
Dated: March 31, 2008 By: /s/ Mark Williams MARK WILLIAMS Chief Financial Officer (Principal Financial And Accounting Officer) Dated: March 31, 2008

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

Dated:
/s/ Michael W. Bozora	President and Director	March 31, 2008
MICHAEL W. BOZORA

/s/ Timothy R. Redpath	Chief Executive Officer, Treasurer,	March 31, 2008
TIMOTHY R. REDPATH	Secretary, Director

/s/ Theodore J. Ammiro	Director	March 31, 2008
THEODORE J. AMMIRO

/s/ Alfred W. Williams	Director	March 31, 2008
ALFRED W. WILLIAMS

/s/ Dean Mark Brosche	Director	March 31, 2008
DEAN MARK BROSCHE

/s/ Andrew M. Regalia	Director	March 31, 2008
ANDREW M. REGALIA

CS FINANCING CORPORATION

FINANCIAL STATEMENTS

DECEMBER 31, 2007

(With Report of Independent Registered Public Accounting Firm Thereon)

                  CS FINANCING CORPORATION

TABLE OF CONTENTS

Reports of Independent Registered Public Accounting Firms	F-2 to F-3
Financial Statements
Balance Sheets	F-4
Statements of Operations	F-5
Statements of Stockholder’s Equity (Deficit)	F-6
Statements of Cash Flows	F-7
Notes to Financial Statements	F-8 to F-13

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
  For Year Ending December 31, 2007

To the Board of Directors and Stockholders
CS Financing Corporation
Corte Madera, California

We have audited the accompanying balance sheet of CS Financing Corporation (the Company) as of December 31, 2007, and the related statements of operations, stockholders’ deficit, and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CS Financing Corporation as of December 31, 2007, and the results of its activities and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

/s/ L.L. Bradford & Company, LLC
March 18, 2008
Las Vegas, Nevada

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
For Year Ending December 31, 2006

To the Board of Directors
CS Financing Corporation
Corte Madera, California

We have audited the accompanying balance sheet of CS Financing Corporation as of December 31, 2006, and the related statements of operations, stockholder's equity and cash flows for the year ended December 31, 2006.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CS Financing Corporation as of  December 31, 2006, and the results of its operations and its cash flows for the year ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

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

/s/ Virchow, Krause & Co.
Minneapolis, Minnesota
March 2, 2007

                  CS FINANCING CORPORATION

BALANCE SHEETS
December 31,

ASSETS	2007	2006
CURRENT ASSETS
Cash and cash equivalents	$ 2,488,784	$ 127,271
Prepaid insurance	78,750	78,750
Prepaid expenses	16,333	15,667
Interest receivable	31,849	-
Total current assets	2,615,716	221,688

Property and equipment, net	29,575	-
Investment in notes receivable	2,500,000	-
Debt placement costs, net	862,109	396,525
Deposit	3,615	-
Loan origination costs, net	17,333	20,000

Total Assets	$ 6,028,348	$ 638,213

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$ 99,812	$ 130,324
Accrued salaries	27,778	54,167
Accrued interest	28,458	744
Capital lease obligation - current portion	927	-
Note payable - current portion	64,174	64,199
Total current Liabilities	221,149	249,434

LONG TERM LIABILITIES
Capital lease obligation	1,766	-
Notes - Series A payable	6,830,000	225,000
Total Liabilities	7,052,915	474,434

STOCKHOLDER'S EQUITY (DEFICIT)
Common stock, $.01 par value, 1,000,000 shares authorized;
237,709 and 237,709 shares issued and outstanding
at December 31, 2007 and 2006, respectively	2,377	2,377
Additional paid-in capital	420,304	420,304
Accumulated Deficit	(1,447,248)	(258,902)
Total Stockholder's Equity (Deficit)	(1,024,567)	163,779

Total Liabilities and Stockholder's Equity (Deficit)	$ 6,028,348	$ 638,213
        The accompanying notes are an integral part of these financial statements

 STATEMENTS OF OPERATIONS
For the Years Ended December 31

STATEMENT OF OPERATIONS
	2007	2006

INTEREST AND FEE INCOME	$ 335,475	$ -

OPERATING EXPENSES
Insurance	90,000	90,000
Payroll	507,270	74,167
Professional fees	187,398	48,659
Interest expense	521,297	2,836
Other	217,856	15,778
Total Operating Expenses	1,523,821	231,440

NET LOSS	$ (1,188,346)	$ (231,440)

Basic and diluted loss per common stock	$ (5.00)	$ (2.06)

Weighted average basic and diluted shares outstanding	237,709	112,210

        The accompanying notes are an integral part of these financial statements

                  CS FINANCING CORPORATION

STATEMENTS OF STOCKHOLDER’S EQUITY (DEFICIT)

Years Ended December 31, 2007 and 2006

	Shares	Amount	Additional Paid-in-Capital	Accumulated Deficit	Total Stockholder's Equity (Deficit)
BALANCES, December 31, 2005	77,736	$ 777	$ 76,959	$ (27,462)	$ 50,274
Conversion of advances due to Capital Solutions Management, LP at $2.00 per common share during the period from September 30, 2006 to December 31, 2006	159,973	1,600	318,345	-	319,945

Stock-based compensation	-	-	20,000	-	20,000

Conversion of office related expenses for the Company incurred by Capital Solutions Management, LP into additional paid-in capital	-	-	5,000	-	5,000

Net Loss for the year ended December 31, 2006	-	-	-	(231,440)	(231,440)
BALANCES, December 31, 2006	237,709	2,377	420,304	(258,902)	163,779

Net Loss for the year ended December 31, 2007	-	-	-	(1,188,346)	(1,188,346)
BALANCES, December 31, 2007	237,709	$ 2,377	$ 420,304	$ (1,447,248)	$ (1,024,567)
The accompanying notes are an integral part of these financial statements

      CS FINANCING CORPORATION

STATEMENT OF CASH FLOWS
For the Years Ended December 31,

                                                                                                                                                                                                                                                                                                                                              2007                                                      2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (1,188,346)	$ (231,440)
Adjustments to reconcile net loss to cash flows from operating activities
Depreciation	3,597	-
Amortization of debt fees	40,153	-
Amortization of prepaid expenses	90,000
Stock-based compensation	-	20,000
Changes in operating assets and liabilities
Contribution to equity for office related expenses for the company incurred by parent	-	5,000
Operating expenses covered by parent company advances or accounts payable	-	32,311
Change in interest receivable	(31,849)	-
Change in prepaid insurance	(18,000)	90,000
Change in prepaids and other current assets	(666)	(15,667)
Change in deposit	(3,615)	-
Change in accounts payable and accrued liabilities	(30,512)	36,705
Change in salaries	(26,389)	54,167
Change in accrued interest payable	27,714	744
Net Cash Flows from Operating Activities	(1,137,913)	(8,180)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of notes receivable investment	(2,500,000)	-
Purchase of fixed assets	(29,978)	-
Advance from parent company	-	500
Net Cash Flows from Investing Activities	(2,529,978)	500

CASH FLOWS FROM FINANCING ACTIVITIES
Payments for debt placement costs	(503,069)	(64,248)
Proceeds from Notes - Series A payable	6,605,000	225,000
Principal payments on capital lease payments	(501)	-
Principal payments on note payable	(72,026)	(25,801)
Net Cash Flows from Financing Activities	6,029,404	134,951
Net Change in Cash and Cash Equivalents	2,361,513	127,271

Cash and Cash Equivalents - Beginning of Period	127,271	-

Cash and Cash Equivalents - End of Period	$ 2,488,784	$ 127,271
Supplemental disclosure of cash flow information:
Cash paid for Interest	$ 440,921	$ 2,092

Supplemental disclosure of non-cash financial activities:
Parent company advances for debt placement costs	$ -	$ 172,983
Conversion of parent company advances to common stock	$ -	$ 319,945
Parent company advances for payments on note payable	$ -	$ 64,199
Debt placement costs included in accounts payable	$ 30,093	$ 98,013
Assets acquired under capital lease	$ 3,194	$ -
Insurance policy acquired under note payable	$ 72,000	$ -

        The accompanying notes are an integral part of these financial statements

                  CS FINANCING CORPORATION

NOTE 1 – Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

CS Financing Corporation (the "Company") was incorporated in Delaware on August 19, 2005.  The Company makes, purchases and services mezzanine loans and invests in financing mezzanine real estate lenders making such mezzanine real estate loans in the United States from proceeds of the Company’s offering of Five Year Notes-Series A (the “Notes Offering”).

Cash and Cash Equivalents

The Company classifies all highly liquid investments with initial maturities of three months or less as cash equivalents. The Company deposits its cash in high quality financial institutions. These deposits are subject to custodial credit risk.  As of December 31, 2007 and 2006, $2,288,784 and $27,271 of the company’s bank balances of $2,488,784 and $127,271, respectively were uninsured and uncollateralized and exposed to custodial credit risk.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation and amortization.  Depreciation is provided using the straight-line method over the estimated useful lives of the related assets, generally three to seven years.  Amortization on capital leases is over the lesser of the estimated useful life or the term of the lease.  Expenditures for repairs and maintenance are charged to operations as incurred.

    Investments

Investments at December 31, 2007 consisted of notes receivable with a maturity date of more than 12 months beyond the balance sheet date.  Interest income is recorded as earned.  The company analyzes the notes on quarterly basis for impairment based on the assets and collateral value held on the borrowing company.  There were no investments in notes receivable as of December 31, 2006.

Debt Placement Costs

Costs incurred in connection with the Company's Notes Offering will be deferred until the offering proceeds are received and then amortized over the term of the related financing agreements using the effective interest method.  Debt placement costs were $862,109 and $396,525, net of accumulated amortization of $37,486 and $0 as of December 31, 2007 and 2006, respectively.

Fair Value of Financial Instruments

The carrying amounts for all financial instruments approximate fair value.  The carrying amounts for debt placement costs, loan origination costs, investments in notes receivable, and note payable approximate fair value because of the short maturity of these instruments.  The fair value of bonds payable approximates the carrying value because the terms are equivalent to borrowing rates currently available to the Company for debt with similar terms and maturities.

     Loan Origination Costs

Loan origination costs were incurred by the Company in anticipation of loans that the Company intends to offer.  These costs will be amortized over the life of the anticipated loan as a reduction of the loan's yield.  Loan origination costs were $17,333 and $20,000, net of accumulated amortization of $2,667 and $0 as of December 31, 2007 and 2006, respectively.

   Start-Up Costs

Costs of start-up activities are expensed as incurred in accordance with SOP 98-5, "Reporting on the Costs of Start-Up Activities."

NOTE 1 – Nature of Operations and Summary of Significant Accounting Policies (cont.)

   Stock Based Compensation

The Company applies SFAS No. 123(R) “Accounting for Stock-Based Compensation” for all compensation related to stock, options, or warrants.  SFAS No. 123(R) requires the recognition of compensation cost using a fair value based method whereby compensation is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period.  The Company uses the Black-Scholes pricing model to calculate the fair value of options and warrants issued to employees and non-employees.  Stock issued for compensation is valued using the market price of the stock on the date of the related agreement.

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

   Revenue Recognition

Interest is recognized as revenue when earned according to the terms of the loans, using the effective interest method. Company does not accrue interest income on loans once they are determined to be impaired. A loan is impaired when based on current information and events, it is probable that Company will be unable to collect all amounts due according to the contractual terms of the loan agreement or when the payment of interest is 90 days past due. Cash receipts will be allocated to interest income, except when such payments are specifically designated by the terms of the loan as principal reduction or when management does not believe Company's investment in the loan is fully recoverable.

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

                  CS FINANCING CORPORATION

NOTE 1 – Nature of Operations and Summary of Significant Accounting Policies (cont.)

    New Accounting Pronouncements

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

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, (“FIN 48”) which clarifies the accounting for uncertainty in tax positions.  This interpretation requires the recognition of a tax position when it is more likely than not that the tax position will be sustained upon examination by relevant taxing authorities, based on the technical merits of the position.  The provisions of FIN 48 were effective for the Company on January 1, 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings.  The Company adopted this statement without significant financial impact in the first quarter of 2007.

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

RECLASSIFICATIONS

The Company has elected to reclassify the balance sheet at December 31, 2006 for comparative purposes. The reclassifications specifically relates to the classification of current assets and liabilities.  The reclassification did not impact previously report net loss or stockholder's equity

                  CS FINANCING CORPORATION

NOTE 2 – Property and Equipment

Property and equipment is comprised of the following:

	2007	2006
Furniture and fixtures	$ 15,870	$ -
Computers and other office equipment	11,771	-
Software	5,531	-
	33,172	-
Less accumulated depreciation	(3,597)
	$ 29,575	$ -

Depreciation expense related to the above assets was $3,597 and $0 for the years ended December 31, 2007 and 2006, respectively.

NOTE 3 – Investments in Notes Receivable

On April 30, 2007, the Company acquired a $2,000,000 promissory note issued by Assured Financial, a Minnesota LLC.  Assured Financial is a senior (1st position) real estate construction and development lender.  The Company acquired additional promissory notes issued by Assured Financial in the amounts of $466,000 note on June 30, 2007 and $34,000 onSeptember 5, 2007. Total notes receivable issued by Assured Financial at December 31, 2007 is $2,500,000.  All notes mature on September 1, 2009 and bear interest at a rate of 15% per annum and are unsecured.  Interest is payable monthly.

NOTE 4 – Capital Lease Obligation

In March of 2007 the Company obtained a capital lease from US Express to finance equipment acquired.  The agreement bears interest at a rate of 37.8% per annum which matures on March 31, 2010. The monthly principal and interest payments are $150.  The balance of the note at December 31, 2007 was $2,693.

NOTE 5 – Note Payable

On November 17, 2006, the Company entered into an agreement with First Insurance Funding Corporation to finance insurance premiums.  The agreement bore interest at a rate of 7.55% per annum and matured in August 2007 and required monthly principal and interest payments of $8,254.  The balance of the note payable was $64,199 at December 31, 2006.

On November 17, 2007, the Company entered into a new agreement with First Insurance Funding Corporation to finance insurance premiums. The agreement bears interest at a rate of 7.55% per annum and will mature in August 2008 and requires monthly principal and interest payments of $8,254. The balance of the note payable was $64,174 at December 31, 2007.

NOTE 6 – Notes – Series A

The Company issued $225,000 and $6,605,000 of Five Year Notes-Series A (“Notes”) on December 24, 2006 and during the twelve month period ended December 31, 2007 respectively pursuant to a registration statement on Form S-1 (the “Registration Statement”).  The Notes are due in December 2011 and 2012 and bear interest at a fixed rate (calculated based upon a 360-day year) of ten percent (10%) per annum. Interest is payable monthly with the first interest payment commencing thirty (30) days from issuance.

The Notes are not listed on any securities exchange and there is no public trading market for the Notes.  The Company may redeem the Notes after two years and upon at least 30 days written notice. The Notes are general unsecured obligations and are subordinated in right to payment to all future, if any, senior debt of the Company.

NOTE 7 – Due To Parent

Capital Solutions converted advances of $77,736 in 2005 into common stock at $1.00 per share, and $319,945 in 2006 into common stock at $2.00 per share.

NOTE 8 – Income Taxes

At December 31, 2007, the Company had net operating loss carryforwards of approximately $1,300,000 for federal and state income tax purposes, respectively, that are available to offset future taxable income and begin to expire in the year 2025.  No benefit has been recorded for any loss carryforwards, and utilization in future years may be limited under Sections 382 and 383 of the Internal Revenue Code if significant ownership changes have occurred or from future tax legislation changes.

The Company records a valuation allowance to reduce the carrying value of the net deferred taxes to an amount that is more likely than not to be realized. The increase in the valuation allowance was $85,416  for the year ended December 31, 2006.  The benefit for income taxes differs from the amount computed by applying the U.S. federal income tax rate to loss before income taxes as follows:

	Year Ended December 31, 2007	Year Ended December 31, 2006
Expected benefit at statutory rate	$ (416,000)	$ (72,602)
State tax effects	(117,000)	(12,814)
Increase in valuation allowance	533,000	85,416

The following is a summary of deferred taxes at December 31, 2007 and 2006:

	2007	2006
Deferred tax asset:
Pre-opening costs	$ 3,094	$ 3,094
Net operating loss	529,906	93,307
Valuation allowance	(533,000)	(96,401)
	$ -	$ -

                  CS FINANCING CORPORATION

NOTE 9 – Stockholder’s Equity (Deficit)

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

The risk-free rates for the expected terms of the stock options are based on the U.S. Treasury yield curve in effect at the time of grant.

The weighted average remaining contractual term of options exercisable at December 31, 2007, was 8 years.

The following table summarizes information about stock options outstanding at December 31, 2007:

	Options	Weighted Average Exercise Price	Range of Option Exercise Price
Options outstanding - December 31, 2005	-	-	-
Granted	25,200	2.00	2.00
Canceled or expired	-	-	-
Exercised	-	-	-
Options outstanding - December 31, 2006	25,200	$ 2.00	$ 2.00
Options exercisable - December 31, 2006	8,400	$ 2.00	$ 2.00
Options exercisable - December 31, 2007	8,400	$ 2.00	$ 2.00

As of December 31, 2007 and 2006 there was $14,736 and $14,736, respectively, of total unrecognized compensation costs related to the outstanding stock options, which is expected to be recognized over a weighted average period of one year once it becomes probable that the contingent events will occur.

The fair value of the options granted in 2006 was $25,200.  The company estimates the fair value of the nonqualified stock options using the Black-Scholes option pricing model with the following assumptions for options granted in 2006; no dividend yield; expected volatility of 40%; risk free interest rate of 4.5%; and expected life of ten years.

NOTE 10 – Significant Customers

For the years ended December 31, 2007 and 2006, the Company had a single customer for its investments to whom interest revenue accounted for approximately 70% and 0%, respectively, of total revenue.  Interest receivable due from this customer was $31,849 and $0 at December 31, 2007 and 2006, respectively.

NOTE 11– Marketing Support and Wholesaler Agreement

The Company entered into an agreement with Financial Products Distributors ("Distributor") on December 6, 2006, for wholesale distribution of its 5 year Note offering to NASD registered broker-dealers. The Distributor is compensated under the agreement based on the total volume of Note sales by broker-dealers. The compensation scale has 5 tiers and ranges from 3%-4% of Notes sold. There is no minimum compensation, and the maximum compensation would be earned if all $100 million of Notes were sold.  Amounts expensed in the years ended December 31, 2007 and 2006, under this agreement, were, $15,250 and $0, respectively.

NOTE 12 – Operating Leases

We currently lease space for our operations in Corte Madera, California. The lease for the California office expires in March 2009.  The terms and conditions of the California lease are normal and customary.

Rental expense was $22,804 and $0 for the years ended December 31, 2007 and 2006, respectively.  Future minimum lease payments due under this agreement is $45,007 for 2008 and $11,387 for 2009.