Form 10-Q
period 2008-05-14
CS Financing CORP
filed 2008-05-15
CIK 1343504

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period ended March 31, 2008. OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period from __________ to ___________
Commission file number: 333-129919

CS Financing Corporation
(Exact name of small business issuer as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	20-3345780 (I.R.S. Employer Identification No.)

21 Tamal Vista Blvd., Suite 230
Corte Madera, California 94925
(Address of principal executive offices)

Issuer’s Telephone Number:  (415) 927-7302

Securities registered pursuant to Section 12(g) of the Act:

Five Year Notes – Series A

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐ *

Indicate by check mark whether the registrant is a large-accelerated filer, an accelerated filer, a non-accelerated  filer or a smaller reporting company.  See the definitions of "accelerated  filer," "large  accelerated filer" and "small reporting company" in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer [ ]      Accelerated filer [ ]       Non-accelerated filer [ ]       Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  The number of shares outstanding of the Registrant’s common stock as of April 30, 2008, was 2,377.

Transitional Small Business Disclosure Format (check one):  Yes ☐ No ☒

*Excludes filings on Form 8-K as provided in Rule 144(c)(i) under the Securities Act of 1933, as amended.

CS FINANCING CORPORATION

TABLE OF CONTENTS

Financial Statements
Balance Sheets	F-2
Statements of Operations	F-3
Statements of Cash Flows	F-4
Notes to Financial Statements	F-5 & F-6

CS FINANCING CORPORATION

BALANCE SHEETS

ASSETS	March 31 2008 (Unaudited)	December 31, 2007 (Audited)
CURRENT ASSETS
Cash and cash equivalents	$ 1,534,170	$ 2,488,784
Due from related parties	12,500	-
Prepaid insurance	56,250	78,750
Prepaid expenses	11,833	16,333
Interest receivable	161,968	31,849
Total current assets	1,776,721	2,615,716

Property and equipment, net	27,472	29,575
Investment in notes receivable	2,978,000	2,500,000
Debt placement costs, net	858,298	862,109
Deposit	3,615	3,615
Loan origination costs, net	16,333	17,333

Total assets	$ 5,660,439	$ 6,028,348

LIABILITIES AND STOCKHOLDER'S DEFICIT

CURRENT LIABILITIES
Accounts payable	$ 7,426	$ 99,812
Accrued salaries	-	27,778
Accrued interest	28,833	28,458
Capital lease obligation - current portion	1,017	927
Note payable - current portion	40,438	64,174
Total current liabilities	77,714	221,149

LONG TERM LIABILITIES
Capital lease obligation	1,475	1,766
Notes - Series A payable	6,920,000	6,830,000
Total liabilities	6,999,189	7,052,915

STOCKHOLDER'S DEFICIT
Common stock, $.01 par value, 1,000,000 shares authorized;
2,377 and 2,377 shares issued and outstanding
at March 31, 2008 and December 31, 2007, respectively	$ 24	$ 24
Additional paid-in capital	422,657	422,657
Accumulated deficit	(1,761,431)	(1,447,248)
Total stockholder's deficit	(1,338,750)	(1,024,567)

Total liabilities and stockholder's deficit	$ 5,660,439	$ 6,028,348

The accompanying notes are an integral part of these financial statements

CS FINANCING CORPORATION

 STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended March 31, 2008	For the Three Months Ended March 31, 2007

INTEREST AND FEE INCOME	$ 180,437	$ 5,733

OPERATING EXPENSES
Insurance	22,500	22,500
Payroll	171,829	122,376
Professional fees	32,147	40,057
Interest expense	190,008	21,951
Other	78,136	44,926
Total operating expenses	494,620	251,810

NET LOSS	$ (314,183)	$ (246,077)

Basic and diluted loss per common stock	$ (132.18)	$ (103.52)

Weighted average basic and diluted shares outstanding	2,377	2,377

The accompanying notes are an integral part of these financial statements

CS FINANCING CORPORATION

STATEMENTS OF CASH FLOW
(Unaudited)

	For the Three Months Ended March 31, 2008	For the Three Months Ended March 31, 2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (314,183)	$ (246,077)
Adjustments to reconcile net loss to cash flows from operating activities
Depreciation	2,103	-
Amortization of debt fees	17,345	21,179
Changes in operating assets and liabilities
Change in interest receivable	(130,119)	-
Change in prepaid insurance	22,500	22,500
Change in prepaids and other current assets	4,500	4,500
Change in deposit	-	(3,615)
Change in accounts payable and accrued liabilities	(92,386)	31,325
Change in salaries	(27,778)	(26,389)
Change in accrued interest payable	375	13,569
Net cash flows used in operating activities	(517,643)	(183,008)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of notes receivable investment	(478,000)	-
Purchase of fixed assets	-	(6,500)
Due from related parties	(12,500)	-
Net cash flows used in investing activities	(490,500)	(6,500)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments for debt placement costs	(12,534)	(297,086)
Proceeds from Notes - Series A payable	90,000	3,210,000
Principal payments on capital lease obligations	(201)	-
Principal payments on note payable	(23,736)	(23,698)
Net cash flows from financing activities	53,529	2,889,216

Net Change in Cash and Cash Equivalents	(954,614)	2,699,708

Cash and Cash Equivalents - Beginning of Period	2,488,784	127,271

Cash and Cash Equivalents - End of Period	$ 1,534,170	$ 2,826,979
Supplemental disclosure of cash flow information:
Cash paid for Interest	$ 172,288	$ 21,951

The accompanying notes are an integral part of these financial statements

NOTE 1 – Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

CS Financing Corporation (the “Company”), a wholly owned subsidiary of Capital Solutions Management, LP (“Capital Solutions”), was incorporated in Delaware on August 19, 2005.  The Company makes, purchases and services mezzanine loans and invests in financing mezzanine real estate lenders making such mezzanine real estate loans in the United States from proceeds of the Company’s offering of Five Year Notes-Series A (the “Notes Offering”).

     Condensed Financial Statements

The accompanying condensed unaudited financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles for interim financial statements and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. In the opinion of management, the accompanying unaudited financial statements reflect all adjustments consisting of normal recurring adjustments necessary for a fair presentation of its financial position and results of operations. Interim results of operations are not necessarily indicative of the results that may be achieved for the full year. The financial statements and related notes do not include all information and footnotes required by U.S. generally accepted accounting principles for annual reports. This quarterly report should be read in conjunction with the financial statements included in the Company’s Annual Report on Form 10-KSB filed on March 31, 2008 with the U.S. Securities and Exchange Commission for the year ended December 31, 2007.

NOTE 2 – Investments in Notes Receivable

On April 30, 2007, the Company acquired a $2,000,000 promissory note from Assured Financial, a Minnesota LLC.  Assured Financial is a senior (1st position) real estate construction and development lender.  The Company acquired additional promissory notes for Assured Financial of $466,000 on June 30, 2007 and $34,000 on September 5, 2007. Total notes receivable from Assured Financial at March 31, 2008 is $2,500,000.  All notes mature on September 1, 2009 and are subject to an interest rate of 15% and are unsecured.  In January of 2008, the company agreed with Assured Financial to defer collection of current interest payments for a twelve month period beginning in January of 2008.  The Company will receive an additional payment of 10% ($250,000) at the end of the deferment period.

On February 26, 2008, the Company loaned Real Equity Solutions, Inc. (“RES”) $478,000 in the form of a promissory note.  RES is a senior (1st position) real estate lender with a 1st position secured loan on property located at 28 Eagle Rock Road, Mill Valley, California.  The note matures on February 26, 2009 and is subject to an interest rate of 15% and is unsecured.

NOTE 3 – Notes – Series A

The Company issued $90,000 of Five Year Notes-Series A (“Notes”) during the first quarter ended March 31, 2008 pursuant to a registration statement on Form S-1 (the “Registration Statement”).  The Notes are due in 2013 and bear interest at a fixed rate (calculated based upon a 360-day year) of ten percent (10%). Interest is payable monthly with the first interest payment commencing thirty (30) days from issuance.

The Notes are not listed on any securities exchange and there is no public trading market for the Notes.  The Company may redeem the Notes after two years and upon at least 30 days written notice. The Notes are general unsecured obligations and are subordinated in right to payment to all future, if any, senior debt of the Company.

CS FINANCING CORPORATION

NOTE 4 – Stockholder’s Deficit

On February 27, 2008, the Company obtained the written consent of the holder of the Company’s common stock approving a reverse stock split of 100 to 1, and on March 19, 2008, the reverse stock split was effected and the number of outstanding shares of common stock decreased from 237,709 to 2,377.  Additionally on March 24, 2008 Company amended its Certificate of Incorporation to reduce the number of authorized shares from 1,000,000 to 10,000.

Item 2.	Management’s Discussion and Analysis or Plan of Operation.

Some of the statements in this Quarterly Report on Form 10-Q, including, but not limited to this Management’s Discussion and Analysis or Plan of Operation, contain forward-looking statements regarding the Company’s business, financial condition, and results of operations and prospects that are based on the Company’s current expectations, estimates and projections. In addition, other written or oral statements which constitute forward-looking statements may be made by the Company or on the Company’s behalf. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “would”  or variations of such words and similar expressions are intended to identify such forward-looking statements. You can also identify forward-looking statements by discussions of strategy, plans or intentions.  These statements are not guarantees of future performance, and are inherently subject to risks and uncertainties that are difficult to predict. As a result, actual outcomes and results may differ materially from the outcomes and results discussed in or anticipated by the forward-looking statements. All such statements are therefore qualified in their entirety by reference to the factors specifically addressed in the section entitled “Factors That May Affect Future Results of Operations” in the Company’s Annual Report on Form 10-KSB. New risks can arise and it is not possible for management to predict all such risks, nor can management assess the impact of all such risks to the Company’s business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. All forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. The Company undertakes no obligation to revise or update publicly any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Quarterly Report on Form 10-Q, other than as required by law.

Overview

CS Financing Corporation (the “Company” or “we” or “our”) was incorporated in Delaware on August 19, 2005 for the purpose of financing mezzanine real estate transactions.  We are a wholly-owned subsidiary of Capital Solutions Management, L.P., a Delaware limited partnership (“Parent Company”).  Our business is to make, purchase and service certain real estate development project loans.  We may do this by financing or investing directly in real estate development projects, or we may finance or invest in other companies that, in turn, finance or invest in real estate development projects. Generally we expect to make real estate loans that straddle the middle ring of the capital structure of a real estate development project. We will refer to this kind of real estate development project financing as “Mezzanine”.  Mezzanine loans are subordinate to the senior debt financing (usually a first mortgage lender) but senior to the equity capital in the event of a default. To make Mezzanine loans, we use proceeds of the Company’s offering of Five Year Notes – Series A (the “Notes”) which commenced on November 22, 2006 and which is continuing under Rule 415 of the Securities Act of 1932 as amended (the “Offering”).  Our Mezzanine real estate lending will primarily finance four types of activities:  residential construction, commercial construction, investment property, and land development.  The term of the underlying loans will generally range from six to sixty months.

As of March 31, 2008 we have invested approximately 36% of the net proceeds from the Notes in Hennessey and its affiliated companies.  Hennessey Financial, LLC, a Minnesota limited liability company, is a mezzanine real estate lender that has been in business since 1999.   We do not expect to lend any substantial additional amounts to Hennessey.

We expect to lend the remaining 60% of the net proceeds of the Offering to other lenders and borrowers.   We have had and continue to be, from time to time, in discussions with potential borrowers of our funds.

During the quarter ending March 31, 2008, we completed financing on one property in Marin County, California, for an aggregate loan of $478,000.  We expect to loan an additional $200,000 on the same property within the next 90 days.  Additionally we expect to finance the construction of two residential properties in San Francisco with two loans of approximately $1,050,000 and $1,150,000 within the next 180 days.  With these loans, we will have invested approximately $5,378,000 of the net proceeds from the sale of our Notes with an effective interest rate of approximately 15%.  On a notational basis the interest, points and fees from the existing investments plus the loans that will be funded within the next 180 days (described above) exceed the annual 10% interest payments due under the outstanding Notes.  On a current cash flow basis the current investment income is still insufficient to cover the interest payments on the Notes.  The coverage of our Note interest payments by our cash flow should improve as we receive payments of interest and fees on loans.

The Company believes that the slowing real estate market  and the turmoil in the credit markets has provided an opportunity for the Company to make loans on undervalued properties with a greater yield, better covenants and at a loan-to-value ratio that should increase when the real estate market recovers.  Likewise, we believe that the primary reason a borrower might be considered credit impaired today is that the real estate market is soft; when the market improves we anticipate that the credit quality of such borrowers will also increase.

On November 22, 2006, the Company received notice of the effectiveness of its registration statement on Form S-1 registering the Offering of the Notes.  Since then we have secured sales-distribution agreements with certain NASD broker-dealer members for the distribution of Notes in the Offering.  We have sold, as of March 31, 2008, $6,920,000 of Notes.  These sales are below our expectations primarily because our difficulty in finding distributing brokers.   We are seeking FINRA’s approval to allow Capital Solutions Distributors LLC (“CSD”) a registered broker and an affiliate of Company, to distribute the Notes.  Whether FINRA will approve Company’s pending application is uncertain, but if approved, management believes that CSD can be a more effective distributor of the Notes.

The Notes are registered, under the applicable state Blue Sky laws in 11 states.  We have pending Blue Sky registration applications pending in many of the remaining states.  However, we expect to focus our selling efforts, in the future, in California, Arizona, and Florida and may relinquish our registrations in the other states and withdraw pending applications in the remaining states.

We have had net losses since inception.  We had an accumulated deficit as of March 31, 2008 of approximately $1,761,431 which reflects expenditures necessary for the start of our operations and professional fees and services.  At this time, we believe our ability to continue as a going concern depends in large part on our ability to raise sufficient capital through the sale of Notes which in turn will enable us to make Mezzanine real estate loans and receive revenue from our lending activity.  If we are unable to raise such additional capital and make loans, we may be forced to discontinue our business.

Liquidity

The primary source of our liquidity will come from interest and fees earned on our loans and investments.  We expect loan and investment repayments of principal, interest and fees, which are scheduled to be paid in 2009, will provide adequate liquidity.  However, current liquidity is being provided by the proceeds from the sale of the Notes.

Capital Resources and Results of Operation

Our current capital resources have been provided by the proceeds of the Offering.  To date, our material commitments include professional fees for legal compliance as well as operations and commissions paid to selling broker-dealers.  These expenses have been paid current on an ongoing basis from earnings or from proceeds of the Offering.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements, as defined in Item 303(c)(2) of Regulation S-B promulgated under the Securities Act of 1933, as amended.

Item 3.                         Quantitative and Qualitative Disclosures about Market Risk.

Disclosure not required as a result of the Company’s status as a smaller reporting company.

Item 4.                         Controls and Procedures.

Evaluation of disclosure controls and procedures.

As of the end of the period covered by this report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14.  This evaluation was done under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective in gathering, analyzing and disclosing information needed to satisfy our disclosure obligations under the Exchange Act.

Changes in Internal Controls over Financial Reporting.

There were no changes in our internal controls that materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1.                        Legal Proceedings.

Not applicable.

Item 1A.                      Risk Factors

Disclosure not required as a result of the Company’s status as a smaller reporting company.

Item 2.                        Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3.                        Defaults Upon Senior Securities.

Not applicable.

Item 4.                     Submission of Matters to a Vote of Security Holders.

On February 27, 2008, the Company obtained the unanimous written consent of all of the holders of Company’s common stock to approve a reverse stock split of 100 to 1, and on March 19, 2008, the reverse stock split was effected and the number of outstanding shares of common stock decreased from 237,709 to 2,377.

Item 5.                     Other Information.

On February 27, 2008, the Company’s Board of Directors approved an expanded Code of Ethics, which applies to Company’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.  A copy of the Code of Ethics is incorporated by reference to the copy filed as an exhibit to Company’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC on March 31, 2008.

The foregoing disclosure is in lieu of disclosure under Item 5.05 of Form 8-K.

Item 6.                                Exhibits

Index to Exhibits

Exhibit
Number	Exhibit
3.1 31.1	Amendment of Certificate of Incorporation (to reduce number of authorized shares) Rule 13a-14(a)/15d-14(a) Certifications: Certification of Chief Executive Officer pursuant to Rule 15d.
31.2	Rule 13a-14(a)/15d-14(a) Certifications: Certification of Chief Financial Officer pursuant to Rule 15d.
32.1	Section 1350 Certifications of Chapter 63 of Title 18 of the United States Code.
32.2	Section 1350 Certifications of Chapter 63 of Title 18 of the United States Code.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:           /s/ Timothy R. Redpath
Chief Executive Officer, Treasurer and Secretary
(Principal Executive Officer)
Dated: May 14, 2008

By:           /s/ Mark Williams
Chief Financial Officer
(Principal Financial and Accounting Officer)
Dated: May 14, 2008