Form 10QSB
period 2008-08-14
CS Financing CORP
filed 2008-08-14
CIK 1343504

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period ended June 30, 2008. OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period from __________ to ___________
Commission file number: 333-129919

CS Financing Corporation
(Exact name of small business issuer as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	20-3345780 (I.R.S. Employer Identification No.)

21 Tamal Vista Blvd., Suite 230
Corte Madera, California 94925
(Address of principal executive offices)

Issuer’s Telephone Number:  (415) 927-7302

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  The number of shares outstanding of the Registrant’s common stock as of August 14, 2008, was 2,377.

Transitional Small Business Disclosure Format (check one):  Yes ☐ No ☒

*Excludes filings on Form 8-K as provided in Rule 144(c)(i) under the Securities Act of 1933, as amended.

TABLE OF CONTENTS

Financial Statements
Balance Sheets	F-2
Statements of Operations	F-3
Statements of Cash Flows	F-4
Notes to Financial Statements	F-5 to F-7

BALANCE SHEETS

ASSETS	June 30, 2008 (Unaudited)	December 31, 2007 (Audited)
CURRENT ASSETS
Cash and cash equivalents	$ 574,187	$ 2,488,784
Due from related parties	12,500	-
Prepaid insurance	33,750	78,750
Prepaid expenses	7,333	16,333
Interest receivable	57,736	31,849
Total current assets	685,506	2,615,716

Property and equipment, net	25,371	29,575
Investment in notes receivable, net	3,300,785	2,500,000
Debt placement costs, net	881,376	862,109
Deposit	3,615	3,615
Loan origination costs, net	15,333	17,333

Total assets	$ 4,911,986	$ 6,028,348

LIABILITIES AND STOCKHOLDER'S (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$ 8,801	$ 99,812
Accrued salaries	-	27,778
Accrued interest	33,813	28,458
Capital lease obligation - current portion	1,116	927
Note payable - current portion	16,309	64,174
Total current liabilities	60,039	221,149

LONG TERM LIABILITIES
Capital lease obligation	1,227	1,766
Notes - Series A payable	8,035,000	6,830,000
Total liabilities	8,096,266	7,052,915

STOCKHOLDER'S (DEFICIT)
Common stock, $.01 par value, 1,000,000 shares authorized;
2,377 and 2,377 shares issued and outstanding
at March 31, 2008 and December 31,2007, respectively	$ 24	$ 24
Additional paid-in capital	422,657	422,657
Accumulated deficit	(3,606,961)	(1,447,248)
Total stockholder's (deficit)	(3,184,280)	(1,024,567)

Total liabilities and stockholder's (deficit)	$ 4,911,986	$ 6,028,348

The accompanying notes are an integral part of these financial statements

 STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended June 30, 2008	For the Three Months Ended June 30, 2007	For the Six Months Ended June 30, 2008	For the Six Months Ended June 30, 2007

INTEREST AND FEE INCOME	$ 213,992	$ 50,959	$ 394,429	$ 86,472

OPERATING EXPENSES
Insurance	22,500	22,500	45,000	45,000
Payroll	171,829	122,376	332,217	253,109
Professional fees	32,147	40,057	67,723	42,356
Interest expense	190,008	21,951	395,944	205,631
Allowance on investment in notes receivable
and Interest receivable	1,491,686		1,491,686
Other	78,136	44,926	221,572	147,509
Total operating expenses	1,986,306	251,810	2,554,142	693,605

Operating Loss	$ (1,772,314)	$ (200,851)	$ (2,159,713)	$ (607,133)

Net Income (Loss)	$ (1,772,314)	$ (200,851)	$ (2,159,713)	$ (607,133)

Basic and diluted loss per common stock	$ (745.61)	$ (84.50)	$ (908.59)	$ (255.42)

Weighted average basic and diluted shares outstanding	2,377	2,377	2,377	2,377

The accompanying notes are an integral part of these financial statements

STATEMENTS OF CASH FLOW (Unaudited)
	For the Six Months Ended June 30, 2008	For the Six Months Ended June 30, 2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,159,713)	$(607,133)
Adjustments to reconcile net loss to cash flows used in operating activities
Depreciation	4,204	692
Amortization of debt fees	36,751	59,098
Allowance in investment in notes receivable and interest receivable	1,491,686
Changes in operating assets and liabilities
Change in interest receivable	(337,833)	-
Change in prepaid insurance	45,000	45,000
Change in prepaids and other current assets	9,000	9,000
Change in deposit	-	(3,615)
Change in accounts payable and accrued liabilities	(91,011)	(66,825)
Change in salaries	(27,778)	(26,389)
Change in accrued interest payable	5,355	24,839
Net cash flows used in operating activities	(1,024,339)	(565,333)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investment in notes receivable	(1,980,485)	(2,466,000)
Purchase of fixed assets	-	(18,767)
Due from related parties	(12,500)	-
Net cash flows used in investing activities	(1,992,985)	(2,484,767)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments for debt placement costs	(54,018)	(418,375)
Proceeds from Notes - Series A payable	1,205,000	5,915,000
Principal payments on capital lease obligations	(350)	-
Principal payments on note payable	(47,865)	(47,845)
Net cash flows from financing activities	1,102,767	5,448,780

Net Change in Cash and Cash Equivalents	(1,914,557)	2,398,680

Cash and Cash Equivalents - Beginning of Period	2,488,784	127,271

Cash and Cash Equivalents - End of Period	$ 574,227	$ 2,525,951
Supplemental disclosure of cash flow information:
Cash paid for Interest	$ 395,944	$ 121,003

The accompanying notes are an integral part of these financial statements

NOTE 1 – Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

CS Financing Corporation (the Company), a wholly owned subsidiary of Capital Solutions Management, LP (Capital Solutions), was incorporated in Delaware on August 19, 2005.  The Company makes, purchases and services mezzanine loans and invests in financing mezzanine real estate lenders making such mezzanine real estate loans in the United States from proceeds of the Company’s offering of Five Year Notes-Series A (the “Notes Offering”).

     Condensed Financial Statements

The accompanying condensed unaudited financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles for interim financial statements and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. In the opinion of management, the accompanying unaudited financial statements reflect all adjustments consisting of normal recurring adjustments necessary for a fair presentation of its financial position and results of operations. Interim results of operations are not necessarily indicative of the results that may be achieved for the full year. The financial statements and related notes do not include all information and footnotes required by U.S. generally accepted accounting principles for annual reports. This quarterly report should be read in conjunction with the financial statements included in the Company’s initial report on Form 10-KSB filed on March 31, 2008 with the U.S. Securities and Exchange Commission for the year ended December 31, 2007.

  Allowance for Loan Losses

The Company maintains an allowance for loan losses on our investment in notes receivable for estimated credit impairment. The Company’s estimate of losses is based on a number of factors including the types and dollar amounts of loans in the portfolio, adverse situations that may affect the borrower’s ability to repay, prevailing economic conditions and the underlying collateral securing the loan.  Additions to the allowance are provided through a charge to earnings and are based on an assessment of certain factors, which may indicate estimated losses on the loans.  Actual losses on loans are recorded as a charge-off or a reduction to the allowance for loan losses.  Generally, subsequent recoveries of amounts previously charged off are added back to the allowance and included as income.

Estimating allowances for loan losses requires significant judgment about the underlying collateral, including liquidation value, condition of the collateral, competency and cooperation of the related borrower and specific legal issues that affect loan collections or taking possession of the property.  As a real estate lender willing to invest in loans to borrowers who may not meet the credit standards of other financial institutional lenders, the default rate on the Company’s loans could be higher than those generally experienced in the real estate lending industry.

Additional facts and circumstances may be discovered as the Company continues efforts in the collection and foreclosure processes.  This additional information often causes management to reassess its estimates.  Circumstances that may cause significant changes in our estimated allowance include, but are not limited to:

	Declines in real estate market conditions, which can cause a decrease in expected market value;

	Discovery of undisclosed liens for community improvement bonds, easements and delinquent property taxes;

	Lack of progress on real estate developments after the Company advance funds;

	Unanticipated legal or business issues that may arise subsequent to loan origination or upon the sale of foreclosed property; and

	Appraisals, which are only opinions of value at the time of the appraisal, may not accurately reflect the value of the property.

NOTE 2 – Investments in Notes Receivable

On April 30, 2007, the Company acquired a $2,000,000 promissory note from Assured Financial, a Minnesota LLC.  Assured Financial is a senior (1st position) real estate construction and development lender.  The Company acquired additional promissory notes for Assured Financial of $466,000 note on June 30, 2007 and $34,000 on September 5, 2007. Total notes receivable from Assured Financial at March 31, 2008 is $2,500,000.  All notes mature on September 1, 2009 and are subject to an interest rate of 15% and are unsecured.  In January of 2008 the company agreed with Assured Financial to defer collection of current interest payments for a twelve month period beginning in January of 2008.  The Company will receive an additional payment of 10% ($250,000) at the end of the accrual period.  In July of 2008 the company was notified by the senior lender to Assured Financial that they will foreclose upon the collateral they hold and may not have enough proceeds to pay the junior lenders including ourselves.  Accordingly, the Company has performed an analysis of the value of this investment and recorded a reserve of $1,179,700.  Interest receivable from Assured Financial as of June 30, 2008 of $311,986 has also been fully reserved.

As of June 30, 2008, the loan with Assured Financial is the company’s only loan considered non-performing (i.e., based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement).  This loan is currently carried on our books at a value of approximately $1.3 million, net of allowance for loan losses of approximately $1.2 million.

During the six month period ending June 30, 2008, we completed financing to Real Equity Solutions (“RES”) for one property in Marin County, California, for an aggregate loan of $654,750 (secured by a 2nd  trust deed). Additionally we have made available a line of credit to RES for the construction of two residential properties in San Francisco with two loans of approximately $622,193 (secured by a 1st trust deed) and $703,542 (secured by a 1st trust deed).  The notes mature in 2009 and carry an effective interest rate of 15%

NOTE 3 – Notes – Series A

The Company issued $1,205,000 of Five Year Notes-Series A (“Notes”) during the six month period ended June 30, 2008 pursuant to a registration statement on Form S-1 (the “Registration Statement”).  The Notes are due in 2013 and bear interest at a fixed rate (calculated based upon a 360-day year) of ten percent (10%). Interest is payable monthly with the first interest payment commencing thirty (30) days from issuance.

The Notes are not listed on any securities exchange and there is no public trading market for the Notes.  The Company may redeem the Notes after two years and upon at least 30 days written notice. The Notes are general unsecured obligations and are subordinated in right to payment to all future, if any, senior debt of the Company.

NOTE 4 – Stockholder’s (Deficit)

On February 27, 2008, the Company obtained the unanimous written consent of all of the holders of Company’s common stock to approve a reverse stock split of 100 to 1, and on March 19, 2008, the reverse stock split was effected and the number of outstanding shares of common stock decreased from 237,709 to 2,377.  Additionally on March 24, 2008 Company amended its Articles of Formation to reduce the number of authorized shares from 1,000,000 to 10,000.

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

Overview

CS Financing Corporation (the “Company” or “we” or “our”) was incorporated in Delaware on August 19, 2005 for the purpose of financing mezzanine real estate transactions.  We are a wholly-owned subsidiary of Capital Solutions Management, L.P., a Delaware limited partnership (“Parent Company”).  Our business is to make, purchase and service certain real estate development project loans.  We may do this by financing or investing directly in real estate development projects, or we may finance or invest in other companies that, in turn, finance or invest in real estate development projects. Generally, we expect to make real estate loans that straddle the middle ring of the capital structure of a real estate development project. We will refer to this kind of real estate development project financing as “Mezzanine”.  Mezzanine loans are subordinate to the senior debt financing (usually a first mortgage lender) but senior to the equity capital in the event of a default. To make Mezzanine loans, we use the net proceeds from the Company’s offering of Five Year Notes – Series A (the “Notes”) which commenced on November 22, 2006 and which is continuing under Rule 415 of the Securities Act of 1933 as amended (the “Offering”).  Our Mezzanine real estate lending will primarily finance four types of activities:  residential construction, commercial construction, investment property, and land development.  The term of the underlying loans will generally range from six to sixty months.

As of June 30, 2008, we have invested approximately 31% of the net proceeds from the Notes, or 2,500,000, in a note issued by Assured Financial LLC (“Assured”), a Minnesota limited liability company which is affiliated with Jeff Gardner who also owns interests in other affiliated real estate companies (including, Hennessey Financial, Heritage Development, Inc.  Argus, LLC, and Omni Investment Properties, LLC).  Assured is a mezzanine real estate lender that operates in the upper Midwest.   We do not expect to lend any additional amounts to Assured.  The senior lender to Assured has recently advised us that the senior lender will foreclose upon the senior lender’s Assured collateral (which we believe are primarily first mortgages on development projects held by Assured), and the senior lender has informed the junior lenders that they do not expect the collateral to generate enough proceeds to pay any of the junior lenders, including ourself.  We are in the process of evaluating our position and the values of the underlying real estate projects as well as evaluating assets we might reach through the full personal guarantee of our Note by Jeff Gardner. Currently we estimate, if we realize upon the personal guarantee of Mr. Gardner, we would still expect to realize a loss of approximately $ 1,179,700 on the Assured note, which is reflected in the financials.

We expect to lend the rest of the net proceeds of the Offering to lenders and borrowers other than Assured.

During the quarter ended June 30, 2008, we completed financing to Real Equity Solutions (“RES”) for one property in Marin County, California, for an aggregate loan of $654,750. Additionally we have made available a line of credit to RES for the construction of two residential properties in San Francisco with two loans of approximately $622,193 and $703,542.  With these loans, we will have invested approximately $4,480,485 of the net proceeds from the sale of our Notes with an effective interest rate of more than 15%.  On a notational basis the interest, points and fees from the existing investments plus the loans we expect to fund within the next 180 days exceed the annual 10% interest payments due under the outstanding Notes.  On a current cash flow basis the current investment income is still insufficient to cover the interest payments on the Notes.  The coverage of our Note interest payments by our cash flow should improve as we receive payments of interest and fees on loans that we have made and anticipate making in the near future.

The Company believes that the slowing real estate market  and the turmoil in the credit markets has provided an opportunity for the Company to make loans on undervalued properties with a greater yield, better covenants and at loan-to-value ratios that should increase when the real estate market recovers.  Likewise, we believe that the primary reason a borrower might be considered credit impaired today is that the real estate market is soft; when the market improves we anticipate that the credit quality of such borrowers will also increase.

On November 22, 2006, the Company received notice of the effectiveness of its registration statement on Form S-1 registering the Offering of the Notes.  Since then we have secured sales-distribution agreements with certain NASD broker-dealer members for the distribution of Notes in the Offering.  We have sold, as of June 30, 2008, $8,035,000 of Notes.  These sales are below our expectations primarily because our difficulty in engaging effective distributing brokers.

The Notes are registered, under the applicable state Blue Sky laws in 3 states.  We have pending Blue Sky registration applications pending in several other states.  However, we expect to focus our selling efforts, in the future, in California, Arizona, and Florida and may relinquish our registrations in the other states where we are already qualified, and withdraw pending applications in the remaining states.

We have had net losses since inception.  We had an accumulated deficit as of June 30, 2008 of $3,606,961 which reflects expenditures necessary for the start of our operations and professional fees and services.  At this time, we believe our ability to continue as a going concern depends in large part on our ability to raise sufficient capital through the sale of Notes which in turn will enable us to make Mezzanine real estate loans and receive revenue from our lending activity.  If we are unable to raise such additional capital and make loans, we may be forced to discontinue our business.

Liquidity

The primary source of our liquidity will come from interest and fees earned on our loans and investments.  We expect loan and investment repayments of principal, interest and fees, which are scheduled to be paid in 2009, will provide adequate liquidity.  However, current liquidity is being provided by the net proceeds from the sale of the Notes.

Capital Resources and Results of Operation

Our current capital resources have been provided by the net proceeds of the Offering.  To date, our material commitments include professional fees for legal compliance as well as operations and commissions paid to selling broker-dealers.  These expenses will be paid from cash flow from operations or from the net proceeds of the Offering.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements, as defined in Item 303(a)(4) of Regulation S-K promulgated under the Securities Act of 1933, as amended.

Item 3.                         Quantitative and Qualitative Disclosures about Market Risk.

Disclosure not required as a result of the Company’s status as a smaller reporting company.

Item 4T.                         Controls and Procedures.

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

Item 2.                                Unregistered Sales of Equity Securities and Use of Proceeds.

On June 5, 2008, the Board of Directors granted non statutory stock options to Messrs Ammiro, Regalia, Alfred Williams and Brosche, entitling them each to purchase 6 shares each of our common stock for at the exercise price of $200 per share.   Two of the options vested immediately and the remaining 4 options vest (in 1 share increments) upon the occurrence of: (1) the aggregate sale of $25,000,000 of the Notes, (2) the aggregate sale of $50,000,000 of the Notes, (3) the aggregate sale of $75,000,000 of the Notes, and (4) the aggregate sale of $100,000,000 of the Notes.  All stock options will expire 10 years after the grant date.

.

Item 3.                                Defaults Upon Senior Securities.

Not applicable.

Item 4.                     Submission of Matters to a Vote of Security Holders.

Not applicable

Item 5.                     Other Information.

Not applicable

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

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:           /s/ Timothy R. Redpath
Chief Executive Officer, Treasurer and Secretary
(Principal Executive Officer)
Dated: August 14, 2008

By:           /s/ Mark Williams
Chief Financial Officer
(Principal Financial and Accounting Officer)
Dated: August 14, 2008