Form 10-Q
period 2008-09-30
CS Financing CORP
filed 2008-11-13
CIK 1343504

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period ended September 30, 2008. OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period from __________ to ___________
Commission file number: 333-129919

CS Financing Corporation
(Exact name of small business issuer as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	20-3345780 (I.R.S. Employer Identification No.)

21 Tamal Vista Blvd., Suite 230
Corte Madera, California 94925
(Address of principal executive offices)

Issuer’s Telephone Number:  (415) 927-7302

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  The number of shares outstanding of the Registrant’s common stock as of  November 11, 2008, was 2,377.

Transitional Small Business Disclosure Format (check one):  Yes ☐ No ☒

*Excludes filings on Form 8-K as provided in Rule 144(c)(i) under the Securities Act of 1933, as amended.

TABLE OF CONTENTS

Financial Statements
Balance Sheets	F-2
Statements of Operations	F-3
Statements of Cash Flows	F-4
Notes to Financial Statements	F-5 & F-8

CONDENSED BALANCE SHEETS

ASSETS	September 30, 2008 (Unaudited)	December 31, 2007 (Audited)
CURRENT ASSETS
Cash and cash equivalents	$ 324,797	$ 2,488,784
Due from related parties	67,500	-
Prepaid insurance	11,250	78,750
Prepaid expenses	2,833	16,333
Interest receivable, net	132,382	31,849
Total current assets	538,762	2,615,716

Property and equipment, net	31,195	29,575
Investment in notes receivable, net	1,988,485	2,500,000
Debt placement costs, net	897,639	862,109
Deposit	3,615	3,615
Loan origination costs, net	14,334	17,333

Total assets	$ 3,474,030	$ 6,028,348

LIABILITIES AND STOCKHOLDER'S DEFICIT

CURRENT LIABILITIES
Accounts payable	$ 35,808	$ 99,812
Accrued salaries	-	27,778
Accrued interest	35,569	28,458
Capital lease obligation - current portion	1,225	927
Note payable - current portion	-	64,174
Total current liabilities	72,602	221,149

LONG TERM LIABILITIES
Capital lease obligation	794	1,766
Notes - Series A payable	8,525,000	6,830,000
Total liabilities	8,598,396	7,052,915

STOCKHOLDER'S DEFICIT
Common stock, $.01 par value, 1,000,000 shares authorized;
2,377 and 2,377 shares issued and outstanding
at March 31, 2008 and December 31,2007, respectively	24	24
Additional paid-in capital	422,657	422,657
Accumulated deficit	(5,547,047)	(1,447,248)
Total stockholder's deficit	(5,124,366)	(1,024,567)

Total liabilities and stockholder's deficit	$ 3,474,030	$ 6,028,348

The accompanying notes are an integral part of these financial statements

CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended September 30, 2008	For the Three Months Ended September 30, 2007		For the Nine Months Ended September 30, 2008	For the Nine Months Ended September 30, 2007

INTEREST AND FEE INCOME	$ 79,296	$ 125,593		$ 473,725	$ 212,066

OPERATING EXPENSES
Insurance	23,065	22,500		68,065	67,500
Payroll	157,689	127,098		489,906	380,207
Professional fees	97,461	38,070		165,184	115,129
Interest expense	227,004	207,741		622,948	413,373
Allowance on investment in notes receivable
and interest recievable	1,320,300	-		2,811,986
Other	193,863	21,070		415,435	133,876
Total operating expenses	2,019,382	416,479		4,573,524	1,110,085

Operating Loss	$ (1,940,086)	$ (290,886)	#	$ (4,099,799)	$ (898,019)

Net Loss	$ (1,940,086)	$ (290,886)		$ (4,099,799)	$ (898,019)

Basic and diluted loss per common stock	$ (816.19)	$ (122.38)		$ (1,724.78)	$ (377.80)

Weighted average basic and diluted shares outstanding	2,377	2,377		2,377	2,377

The accompanying notes are an integral part of these financial statements

CONDENSED STATEMENTS OF CASH FLOW (Unaudited)

	For the Nine Months Ended September 30, 2008	For the Nine Months Ended September 30, 2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (4,099,799)	$ (898,019)
Adjustments to reconcile net loss to cash flows from operating activities
Depreciation	6,580
Amortization of debt fees	57,207	105,884
Allowance in investment in notes receivable and interest receivable	2,811,986
Changes in operating assets and liabilities
Contribution to equity for office related expenses for the company incurred by parent	-	-
Change in interest receivable	(412,520)	(2,000)
Change in prepaid insurance	67,500	67,500
Change in prepaids and other current assets	13,500	13,500
Change in deposit	-	(3,615)
Change in accounts payable and accrued liabilities	(64,004)	(39,393)
Change in salaries	(27,778)	(26,389)
Change in accrued interest	7,111	27,714
Net cash flows used in operating activities	(1,640,217)	(754,818)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of notes receivable investment	(1,988,485)	(2,500,000)
Purchase of fixed assets	(8,200)	(19,459)
Due from related parties	(67,500)	-
Net cash flows used in investing activities	(2,064,185)	(2,519,459)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments for debt placement costs	(89,737)	(547,310)
Proceeds from Notes - Series A payable	1,695,000	6,605,000
Principal payments on capital lease obligations	(674)	-
Principal payments on note payable	(64,174)	(64,199)
Net cash flows from financing activities	1,540,415	5,993,491

Net Change in Cash and Cash Equivalents	(2,163,987)	2,719,214

Cash and Cash Equivalents - Beginning of Period	2,488,784	127,271

Cash and Cash Equivalents - End of Period	$ 324,797	$ 2,846,485
Supplemental disclosure of cash flow information:
Cash paid for Interest	$ 568,742	$ 309,083
Cash paid for income taxes	$ -	$ -

The accompanying notes are an integral part of these financial statements

NOTES TO CONDENSED FINANCIAL STATEMENTS

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

     Management Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

    Cash and Cash Equivalents

Cash and cash equivalents include interest-bearing and non-interest-bearing bank deposits, money market accounts, short-term certificates of deposit with original maturities of three months or less, and short-term instruments with a liquidation provision of one month or less.

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

     Investments in Real Estate Loans

We may from time to time acquire or sell investments in real estate loans from or to our manager or other related parties pursuant to the terms of our Management Agreement without a premium.  The primary purpose is to either free up capital to provide liquidity for various reasons, such as loan diversification, or place excess capital in investments to maximize the use of our capital.  Selling or buying loans allows us to diversify our loan portfolio within these parameters.  Due to the short-term nature of the loans we make and the similarity of interest rates in loans we normally would invest in, the fair value of a loan typically approximates its carrying value.  Accordingly, discounts or premiums typically do not apply upon sales of loans and therefore, generally no gain or loss is recorded on these transactions, regardless of whether to a related or unrelated party.

Investments in real estate loans are secured by deeds of trust or mortgages.  Generally, our real estate loans require interest only payments with a balloon payment of the principal at maturity.  We have both the intent and ability to hold real estate loans until maturity and therefore, real estate loans are classified and accounted for as held for investment and are carried at amortized cost.  Loans sold to or purchased from affiliates are accounted for at the principal balance and no gain or loss is recognized by us or any affiliate.

Loan-to-value ratios are initially based on appraisals obtained at the time of loan origination and are updated, when new appraisals are received, to reflect subsequent changes in value estimates.  Such appraisals are generally dated within 12 months of the date of loan origination and may be commissioned by the borrower.

     Allowance for Loan Losses

We maintain an allowance for loan losses on our investments in real estate loans for estimated credit impairment.  Management’s estimate of losses is based on a number of factors including the types and dollar amounts of loans in the portfolio, adverse situations that may affect the borrower’s ability to repay, prevailing economic conditions and the underlying collateral securing the loan.  Additions to the allowance are provided through a charge to earnings and are based on an assessment of certain factors, which may indicate estimated losses on the loans.  Actual losses on loans are recorded as a charge-off or a reduction to the allowance for loan losses.  Generally, subsequent recoveries of amounts previously charged off are added back to the allowance and included as income.

Estimating allowances for loan losses requires significant judgment about the underlying collateral, including liquidation value, condition of the collateral, competency and cooperation of the related borrower and specific legal issues that affect loan collections or taking possession of the property.

     Fair Value Disclosures

FAS 107 – Disclosures about Fair Value of Financial Instruments (“FAS 107”), requires the determination of fair value of our financial assets.  The following methods and assumptions were used to estimate the fair value of financial instruments included in the following categories:

(a)	Cash: The carrying value of cash approximates fair value.

(b)	Certificate of Deposits: The carrying amounts of these instruments approximate fair value due to their short-term nature.

(c)
Investment in Marketable Securities – Related Party:  The carrying amounts of these investment securities are classified as available-for-sale and are recorded at their fair values.  Fair values are determined by the quoted market price of the investment.

(d)	Interest and Other Receivables: The carrying amount of these instruments approximate fair value due to their short-term nature.

(e)
Investment in Real Estate Loans:  The fair value estimates for investments in real estate loans are generally based upon the present value of expected cash flows discounted at rates currently available for similar loans.  Fair value estimates are made at a specific point in time; based on relevant market information; are subjective in nature; and involve uncertainties and matters of significant judgment.  Fair values for loans, which are collaterally dependant, and/or are delinquent and/or in foreclosure are determined their by underlying collateral securing the loans.

(f)
Assets under Secured Borrowing:  The carrying amount of these instruments approximate fair value.  The fair value is estimated based upon projected cash flows discounted at the estimated current interest rates at which similar loans would be made.

(g)	Accounts Payable and Accrued Liabilities: The carrying amount of these instruments approximate fair value due to their short-term nature.

(h)
Junior Subordinated Notes Payable:  Due to the current economic credit environment there are no comparable instruments to estimate the current fair value of the junior subordinated notes payable, accordingly the estimated current fair value approximate the carrying value of the notes payable.

Recent accounting policies

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure related to the use of fair value measures in financial statements. The provisions of SFAS No. 157 were to be effective for fiscal years beginning after November 15, 2007. On February 6, 2008, the FASB agreed to defer the effective date of SFAS No. 157 for one year for certain nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Effective January 1, 2008, the Company adopted SFAS No. 157 except as it applies to those nonfinancial assets and nonfinancial liabilities. The adoption of SFAS No. 157 did not have a material impact on the Company’s results of operations or financial position.

Effective January 1, 2008, the Company adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115.” SFAS No. 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement of certain financial assets and liabilities under an instrument-by-instrument election. Subsequent measurements for the financial assets and liabilities an entity elects to fair value will be recognized in the results of operations. SFAS No. 159 also establishes additional disclosure requirements. The Company did not elect the fair value option under SFAS No. 159 for any of its financial assets or liabilities upon adoption. The adoption of SFAS No. 159 did not have a material impact on the Company’s results of operations or financial position.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" ("SFAS 141R"). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141R is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the potential impact of the adoption of SFAS 141 (revised 2007) on the financial position, results of operations and disclosures.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51" ("SFAS 160"). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent's ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the potential impact of the adoption of SFAS 160 on the financial position, results of operations and disclosures.

NOTE 2 – Investments in Notes Receivable

On April 30, 2007, the Company acquired a $2,000,000 promissory note from Assured Financial, a Minnesota LLC.  Assured Financial is a senior (1st position) real estate construction and development lender.  The Company acquired additional promissory notes from Assured Financial of $466,000 note on June 30, 2007 and $34,000 on September 5, 2007. Total notes receivable from Assured Financial at March 31, 2008 is $2,500,000.  All notes mature on September 1, 2009 and are subject to an interest rate of 15% and are unsecured.  In January of 2008 the Company agreed with Assured Financial to defer collection of current interest payments for a twelve month period beginning in January of 2008.  In July of 2008 the Company was notified by the senior lender to Assured Financial that they will foreclose upon the collateral they hold and may not have enough proceeds to pay the junior lenders including ourselves.  Accordingly, we performed an analysis of the value of this investment and booked a reserve against of $1,179,700 on June 30, 2008.  Interest receivable from Assured Financial as of June 30, 2008 of $311,986 was also fully reserved.  On September 30, 2008 the Company determined that the entire amount of the note receivable and interest receivable should be charged off.  The loss recognized in connection with the charge off of notes receivable in September 2008 was $1,320,300.

During the nine month period ending September 30, 2008, we completed financing to Real Equity Solutions (“RES”) for one property in Marin County, California, for an aggregate loan of $654,750, and two residential properties in San Francisco for $626,193 and $707,542.  RES has used the loan from the Company to fund its own lending and construction business.  The loan to RES is secured by an assignment of real estate deeds of trust and has a term of 365 days with an effective interest rate of 15% and is due upon maturity.  The Company's loan may be subordinated to senior lenders.  The Company has been informed by RES that the two residential construction projects in San Francisco have gone into default and RES is in the process of taking possession of the properties and completing the project themselves.  Currently the Company's loan to RES is not in default.

NOTE 3 – Notes – Series A

The Company issued $1,695,000 of Five Year Notes-Series A (“Notes”) during the nine month period ended September 30, 2008 pursuant to a registration statement on Form S-1 (the “Registration Statement”).  The Notes are due in 2013 and bear interest at a fixed rate (calculated based upon a 360-day year) of ten percent (10%). Interest is payable monthly with the first interest payment commencing thirty (30) days from issuance.

The Notes are not listed on any securities exchange and there is no public trading market for the Notes.  The Company may redeem the Notes after two years and upon at least 30 days written notice. The Notes are general unsecured obligations and are subordinated in right to payment to all future, if any, senior debt of the Company.

NOTE 4 – Stockholder's Deficit

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

NOTE 5 – Related Party Transaction

In connection with an Inter Company Lending Agreement between the Company and Capital Solutions Management, LP (CSMLP), the Company loaned CSMLP $67,500 as of September 30, 2008.  The Company is owned 100% by CSMLP which is controlled by the Company's ChiefExecutive Officer and its President.  The purpose of the lending is to cover short term cash flow requirements.  The term of the loan is 30 days or less, but may be extended and is subject to an effective interest rate of 15%.

NOTE 6 – Subsequent Events

The Company issued $1,405,000 in November of 2008 of five year notes pursuant to the Company’s current S-1 registration statement.  The notes are due in November of 2013 and bear interest at a fixed rate (calculated based upon a 360-day year) of ten percent (10%). Interest is payable monthly with the first interest payment commencing thirty (30) days from issuance.  Total notes issued and outstanding as of November 12, 2008 are $9,930,000 (including bonds issued as of September 30, 2008 – See Note 3).

.

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

Overview

As of September 30, 2008, we had invested $4,488,425 (approximately 53% of the net proceeds from the Notes) in real estate investments.  Of this invested amount, $2,500,000 was invested in two notes issued by Assured Financial LLC (“Assured”), a Minnesota limited liability company which is a mezzanine real estate lender that operates in the upper Midwest.  As with many other lenders we have been adversely impacted by the melt down of the real estate market, and the senior lender to Assured has recently advised us that the senior lender is foreclosing on the senior lender’s Assured collateral (which we believe are primarily first mortgages on development projects held by Assured).  The senior lender has also informed the junior lenders that the senior lender does not expect the sale of the collateral to generate enough proceeds to pay any of the junior lenders, including us.    We have charged off all of the value of the Assured note, which is reflected in the financials.   We are also in the process of evaluating assets we might be able to reach through the full personal guarantee of our Assured Notes by Jeff Gardner who controlled Assured.

The focus of our current Mezzanine lending is in Northern California and more specifically in the San Francisco Bay Area.  We do not expect to do much lending outside of this area until we develop or acquire local real estate expertise that would enable us to lend in other markets.  Our strategy is to use our local real estate expertise to find local high value real estate niches where we can obtain the yields we expect and where the real estate values are less susceptible to market swings (and which protects of LTV and the value of our collateral).

Through September 30, 2008, we provided financing to Real Equity Solutions (“RES”) for the construction of one property in Marin County, California, for an aggregate loans of $654,750, and for the construction of two residential properties in San Francisco with two loans of $626,193 and $707,542.  RES has used the loan from us to fund its own lending and construction business.  Our loan to RES is secured by an assignment of real estate deeds of trust and have a term of 365 days with an effective intererst rate of 15% and is due upon maturity.  We have been informed by RES that the two residential construction projects in San Francisco have gone into default and RES is in the process of taking possession of the properties and completing the project themselves.  Currently our loan to RES is not in default.

On November 22, 2006, the Company received notice of the effectiveness of its registration statement on Form S-1 registering the Offering of the Notes.  Since then we have secured sales-distribution agreements with certain NASD broker-dealer members for the distribution of Notes in the Offering.  We have sold, as of November 12, 2008, $9,930,000 of Notes.

The Notes are registered, under the applicable state Blue Sky laws in 3 states.  We have pending Blue Sky registration applications pending in several other states.  However, we expect to focus our selling efforts, in the future, in California, Arizona, and Florida and may relinquish our registrations in the other states where we are already qualified, and may withdraw pending applications in the remaining states.

We have had net losses since inception.  We had an accumulated deficit as of September 30, 2008 of $5,547,047 which reflects expenditures necessary for the start of our operations (which expenditures included professional fees and services), as compared to an accumulated deficit as of September 30, 2007 of $1,156,921.  The majority of the increase of the accumulated deficit as of September 30, 2008 as compared to September 30, 2007 was principally the result of the charge off of $2,500,000 of the Assured Note.

At this time, we believe our ability to continue as a going concern depends in large part on our ability to raise sufficient capital, through raising of equity capital, and/or through the sale of Notes which in turn will enable us to make Mezzanine real estate loans and receive revenue from our lending activities in excess of our obligations under the Notes and our expenses.  If we are unable to raise such additional capital we may be forced to discontinue our business.

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

Not Applicable

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
Dated: November 12, 2008

By:           /s/ Mark Williams
Chief Financial Officer
(Principal Financial and Accounting Officer)
Dated: November 12, 2008