Form 10-K
CS Financing CORP
filed 2009-03-31
CIK 1343504

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2008. OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to ___________

Commission file number: 333-129919

CS Financing Corporation
(Exact Name of Registrant as Specified in Charter)

DELAWARE (State or Other Jurisdiction of Incorporation or Organization)	20-3345780 (I.R.S. Employer Identification No.)

21 Tamal Vista Blvd., Suite 230
Corte Madera, California 94925
(Address of Principal Executive Offices)

Issuer’s Telephone Number:  (415) 927-7302

Securities registered pursuant to Section 12(b) of the Act

None

Securities registered pursuant to Section 12(g) of the Act:

Five Year Notes – Series A

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.        Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐ No ☒

Indicate by check mark  whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large-accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of "large accelerated  filer," " accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]      Accelerated filer [ ]       Non-accelerated filer [ ] (Do not check if a smaller reporting company)

 Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

  Yes ☐   No ☒

No market exists for the registrant’s common equity.

The number of shares outstanding of the Registrant’s common stock on March 31, 2009, was 31,095,932.

TABLE OF CONTENTS

PART I

Item 1.                                Business …………………………………………………………............……………………….  4
Item 1A.                             Risk Factors ………………………………………………………..............…………………….  9
Item 2.                                Properties ……………………………………………………………………...............………….17
Item 3.                                Legal Proceedings …………………………………………………............…………………….17
Item 4.                                Submission of Matters to a Vote of Security Holders ……………………….......…………..18

PART II

Item 5.                                Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer
                               Purchases of Equity Securities ..……………………………………………….18
Item 6.                                Selected Financial Data …………...............………………………………………………………20
Item 7.                                Management’s Discussion and Analysis of Financial Condition and Results of
                              Operations …………………………….....……………………………………….21
Item 8.                                Financial Statements and Supplementary Data ……..........………………………………….…24
Item 9.                                Changes in and Disagreements With Accountants on Accounting and Financial
             Disclosure …………………………………………….......……………………….25
Item 9A(T).                      Controls and Procedures …………………………..................……………………………………25
Item 9B.                            Other Information ………...................……………………………………………………………....25

PART III

Item 10.                                Directors, Executive Officers and Corporate Governance …………………….......…………26
Item 11.                                Executive Compensation ……………………………………………………..........……….……29
Item 12.                                Security Ownership of Certain Beneficial Owners and Management and Related
              Stockholder Matters ………………………………………………………….….33
Item 13.                                Certain Relationships and Related Transactions and Director Independence …....……….35
Item 14.                                Principal Accounting Fees and Services …………………………………………........………36

PART IV

Item 15.                                Exhibits, Financial Statement Schedules ……………………………..........……………………38

SIGNATURES

FINANCIAL STATEMENTS..............................................................................................................................................................F-1

FORWARD-LOOKING STATEMENTS

This Form 10-K, and the documents incorporated by reference in this Form 10-K, may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Forward-looking statements include information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, industry environment, potential growth opportunities and the effects of competition. Forward-looking statements include all statements that are not historical facts and can be identified by terms such as “anticipates,” “believes,” “could,” “seeks,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would” or similar expressions and the negatives of those statements.

Forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. Given these uncertainties, you should not place undue reliance on these forward-looking statements. When CS Financing Corporation (the “Company”) makes forward-looking statements, the Company is basing them on Company management beliefs and assumptions, using information currently available to the Company. Also, forward-looking statements represent Company management beliefs and assumptions only as of the date of this Form 10-K.

If one or more of these or other risks or uncertainties materialize, or if the Company’s underlying assumptions prove to be incorrect, actual results may vary materially from those anticipate.  Any forward-looking statements included  in this Form 10-K or the documents incorporated herein by reference reflect the Company’s current views with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to the Company’s operations, results of operations, growth strategy and liquidity.  Please specifically consider the factors identified in this Form 10-K or in the documents incorporated by reference in this Form 10-K (including under the caption “Description of Business - Risk Factors that may affect future Results of Operations”) which could cause actual results to differ materially from those indicated by the forward-looking statements.  In light of the foregoing risks and uncertainties, you should not unduly rely on such forward-looking statements when deciding whether to buy, sell or hold any of the Company’s securities.  The Company disclaims any intent or obligation to update or alter any of the forward-looking statements whether in response to new information, unforeseen events, changed circumstances or otherwise.

Except as required by law, the Company assumes no obligation to update these forward-looking statements or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

PART I

Item 1.	BUSINESS

Overview

CS Financing Corporation (the “Company”) was incorporated on August 19, 2005, as a corporation under the laws of the state of Delaware for the purpose of providing financing for mezzanine and other real estate transactions.  The Company is an early stage finance company focused on investing in real estate opportunities primarily by making short- and medium-term (twelve to thirty-six month) mezzanine real estate loans, and, on occasion, acquiring real estate properties for development and sale.  The Company pursues opportunities in both the commercial and residential real estate markets.  The Company raises funds to conduct its lending operations by making public offerings of the Company’s Five Year Notes – Series A (the “Notes”).

The Company’s business strategy is to make loans on conservatively appraised properties with high quality developers or contractors and to secure our loans by first- and second-priority mortgages or other security interests, including in the equity of entities that own real estate.  The Company intends to focus its lending in very local high value and stable real estate market niches where real estate values are less vulnerable to large market swings.

The Company has initially focused its activities in northern California but plans to expand carefully into other states when the Company develops or acquires the necessary local expertise to lend into that market.

The Company invests for its own account directly on the Company’s balance sheet.  The Company generates revenue and profits by making mezzanine loans at interest rates higher than the interest rates the Company must pay on its Notes.   The Company seeks to obtain effective interest yield spread in excess of 400 basis points above the interest rate the Company pays on its Notes.  This interest yield spread will consist of interest on the loan plus points and other fees.  The income from this interest spread is used to pay the Company’s expenses, which includes distribution expenses on its Notes as well as its operating expenses.

As of December 31, 2008, the Company has sold $9,930,000 of its Notes, and has made $4,508,485 of investments and loans.  The Company has initiated a private placement of its Preferred Stock in order to increase the Company’s shareholder’s equity.  The Company suspended the offering of the Notes on November 13, 2008 and does not plan to recommence such offers until after it has ceased the private offering of its Preferred Stock.  No Preferred Shares have been privately placed or sold as of March 31, 2009

The Company’s Market

Real estate finance markets are highly fragmented, with numerous large, mid-size and small lenders and investment companies, such as banks, savings and loan associations, insurance companies and institutional lenders, competing for investment opportunities.  Many of these market participants are, as a result of the current credit dislocation, not participating in this market to the extent they had before the credit crisis, and the Company believes that, in the short term, these lenders will be unable to satisfy the current demand for real estate financing.  The Company believes this will create attractive opportunities for niche lenders such as the Company.  Additionally, while the Company believes the current credit dislocation will be a relatively short-lived phenomenon, the Company believes the many participants in the real estate finance markets will significantly alter their lending standards, which will also create attractive opportunities for the Company.

The Company focuses on local niche real estate markets that have demonstrated stability in values and less vulnerability to extreme market swings.  Taking advantage of the opportunities in these markets requires good local real estate market expertise.  The Company intends to do business in areas where the Company can build or acquire this local real estate market expertise.

The Company is initially focusing its business on the residential and commercial real estate markets in northern California, especially the San Francisco Bay area.  As of December 31, 2008, the Company has made $2,008,485 of loans on real estate projects in the San Francisco Bay Area (the remainder of Company’s investment was made in notes issued by Assured Financial, a mezzanine lender in Minnesota).  Over time the Company expects to expand into other geographic areas across the country as the Company builds or acquires local real estate market expertise that will allow the Company to successfully lend in those areas.  Ultimately, the Company would like to provide a nationwide market for developers and contractors that meet the Company’s conservative underwriting standards.  Initially, the Company will look to expand into other parts of California and the neighboring states of Arizona, Nevada and Oregon.

The Company’s Strategy

The Company’s goal is to create a diversified portfolio of high-yield investments, primarily through the origination and retention of mezzanine real estate loans. Only if the Company is able to make mezzanine loans that have interest rates in excess of the Company’s cost of capital will the Company generate cash from operations.  In order to achieve the Company’s goals, the Company expects to pursue the following strategies:

•
Initially focus on the northern California real estate market.  The Company intends initially to focus its lending activities on real estate projects in northern California where the Company can best utilize its current internal experience and its relationships with third party loan originators.  As of December 31, 2008, the Company has loaned $2,008,485 to finance real estate projects in northern California.

•
Prudently expand the Company’s lending activities into other geographic areas.  The Company’s strategy is to expand its lending activities into other potentially favorable markets where the Company can build or acquire the necessary local real estate market expertise or co-invest with local mezzanine lenders with the necessary local expertise.  Additionally, in order to penetrate these markets, the Company will need to develop a sales force and underwriting and loan origination capabilities in those geographic areas.

•
Expand our underwriting and loan administration operations.  The Company currently relies on the experience of two of our senior officers to oversee the underwriting and loan administration functions of its business.  The Company plans to build out its underwriting and administration capabilities in coordination with the expansion of its business.

•
Develop internal origination capabilities.  The Company currently relies on its relationships with third party loan originators to identify favorable investment opportunities.  In order to achieve the Company’s goals, the Company expects to develop an internal sales force to identify lending opportunities for itself and to originate loans.

The Company’s business focuses on investing in real estate projects by means of mezzanine loans.  The Company’s mezzanine loans are expected to take the following forms:

•
Mezzanine loans secured by real property mortgages that are typically subordinate to a first mortgage loan but senior to the owner’s equity.  In the current credit crisis, and whenever economically feasible, the Company expects to also make loans secured by first mortgages.

•
Mezzanine loans not secured by a mortgage on real property but by a pledge of the borrower’s ownership interest in the property-owning entity.  Subject to negotiated contractual restrictions, the mezzanine lender generally has the right, following foreclosure, to become the owner of the property subject to the lien of the first mortgage.

The Company plans to invest in mezzanine loans for its own account directly on its balance sheet.  While the Company intends to pursue all investment opportunities for which the Company can obtain its desired return on investment, the Company expects to make mezzanine loans with the following characteristics:

•	Short- to medium-term, generally between six and thirty-six month maturity;

•	High yield, potentially between 17% to 22% yield, including interest, points and other fees; and

•	Small principal amounts, potentially between $1.0 million and $25.0 million principal amount per loan, subject to our concentration limits.

The Company plans to seek opportunities to invest primarily in the following types of real estate activities:

•
Residential Construction Development.  The Company intends to seek opportunities to provide construction loans to finance residential construction.  For example, in the course of the construction of a typical real estate development, a builder or developer will finance and construct model and “spec” homes in order to sell lots in the development for subsequent construction.  These model and spec homes often are subsequently sold to a homeowner and the builder's loan is repaid with the proceeds of the sale.  In these instances, the Company may seek to provide, either directly or via our borrowers, mezzanine financing for such homes.  Because of the risks inherent in anticipating the market price for a model or spec home before the other lots in a development are sold, the Company plans to require conservative loan-to-value ratios where the Company’s collateral position is well secured and the collateral value is clearly established and stable.

•
Commercial Construction Development.  The Company also plans to seek opportunities to provide qualified borrowers with mezzanine financing to augment the builder’s equity or down payment. This type of financing may involve re-financing as well as original construction financing.  Loan-to-value ratios will vary from project to project. Key statistics used in the determination of the allowable loan-to-value ratios of these transactions will include the strength of the borrower, building size and intended use, percentage of building leased and term of leases, anticipated debt service coverage ratios and available cash.

•
Investment Property.  The Company may also provide mezzanine financing for various types of real estate investments. Such investments may include office and industrial properties, apartment properties and retail properties of both single and multiple usages. We believe short-term mezzanine financing is an attractive option for investment properties because it allows the owner to bridge to more long-term financing. While a mezzanine loan is an expensive option for the real estate owner, the Company believes that mezzanine financing is attractive because it enables the owner to leverage their initial equity at a reasonable blended cost of funds.

•	Land Development. The Company may also consider mezzanine financing for land development, in cases where the opportunities are extremely promising.

The Company believes that its yields, based upon the type of loan, could achieve the following levels if the Company successfully executes its business strategies:

•
Bridge Loans/Swing Loans are a type of short-term purchase financing that bridge the purchase and sale of property to, for example, permanent financing.  The Company believes average net yields (after lending operations related expenses) would be at or above 17%.

•
Value Added/Incrementally Funded Loans are a form of short-term financing that may be used to fund small scale construction, rehabilitations, conversions or tenant improvements.  The Company believes average net yields (after lending operations related expenses) would be at or above 22%.

•
Cash Flow Based Financing involves loan financing on income producing properties, including structured pay rates with earn outs and back-end fees.  The Company believes average net yields (after lending operations related expenses) would be at or above 17%.

•
Junior Secured Mezzanine Lending is the offering of additional leverage behind conservative senior debt structure or as a low cost equity substitute. The Company believes average net yields (after lending operations related expenses) would be at or above 22%.

•
Opportunity/Portfolio Acquisition involves investments in or the purchase of seasoned performing institutional portfolio assets at deep discounts. The Company believes average net yields (after lending operations related expenses) would be at or above 18%.

Capital Raising Strategy

The Company must raise capital to create a leveraged portfolio of high-yield investments.  In order to raise the necessary capital, the Company’s strategy is to offer its Notes in a continuous public offering and opportunistically pursue other financing alternatives, including lines of credit, secured or unsecured credit facilities, issuing hybrid securities or pursuing other capital raising avenues.

The Company’s capital raising strategy is focused on conducting a continuous public offering Notes.  The Company believes a public offering will:

•
afford the Company the opportunity to sell its securities to a broader range of investors than the Company could if it were limited to accredited investors eligible to purchase our securities in private placements; and

•	have lower brokerage fees and commissions than more customized private placements.

The Company has also initiated a private placement of its Preferred Stock in order to increase the Company’s shareholder’s equity.  The Company suspended the offering of the Notes on November 13, 2008 and does not plan to recommence such offers until after it has ceased the private offering of its Preferred Stock.

The Company’s Capital Raising Challenge

The Company has been selling its Notes in a continuous public offering made through its shelf registration statement and conducted through its network of registered broker-dealers.  While the Company has sold $9,930,000 of its Notes as of March 31, 2009, the Company’s funding has been below its expectations.  The Company has privately offered, and intends to continue to privately offer shares of its Preferred Stock in order to increase the Company’s shareholder’s equity and make its Notes more attractive to investors.  There can be no assurances that the Company will be successful in selling such shares, or in effecting such strategy.  No Preferred Shares have been privately placed or sold as of March 31, 2009.  Also, the Company is considering securing its Notes with the Company’s interests in its investments and the collateral securing its investments in order to increase investor demand.

Collateral Arrangements

The Company has contracted with U.S. Bank National Association to act as the Company’s custodian to assist the Company in managing collateral for the Notes.  In the future, the Company may pledge its interests in assets securing its lending portfolio as the collateral for the Notes and will work with U.S. Bank National Association with respect to any such collateral arrangements.

Competition

The real estate lending industry is highly competitive.   The Company competes for opportunities with numerous public and private investment vehicles, including financial institutions, specialty finance companies, mortgage banks, pension funds, opportunity funds, hedge funds, REITs and other institutional investors, as well as individuals. Many competitors are significantly larger than the Company, have well established operating histories and may have greater access to capital, resources and other advantages over the Company. These competitors may be willing to accept lower returns on their investments or to compromise underwriting standards and, as a result, the Company’s origination volume and profit margins could be adversely affected. In the Company’s investment management business, the Company competes with other investment management companies in attracting third party capital and many of the Company’s competitors are well established, possessing substantially greater financial, marketing and other resources.

Regulatory Matters

The Company’s operations are subject to regulation by federal authorities and state banking, finance, consumer protection and insurance authorities and are subject to various laws and judicial and administrative decisions imposing various requirements and restrictions on the Company’s operations.  In order to engage in the mezzanine finance business, the Company must obtain and maintain certain state licenses and qualifications.  Such licenses and/or qualifications may waive, entirely or in part, limits on the interest rates, fees and other charges that would otherwise apply to the Company’s lending business.

Lending Licenses

The Company is engaged in mezzanine lending and other lending activities which involve compliance with various federal, state and local laws that regulate the Company’s lending activities.  Many states in which the Company does business or plans to do business require that the Company be licensed, or that the Company is eligible for an exemption from the licensing requirement, to conduct such business.  The Company has obtained a California corporate real estate broker’s license in order to extend mezzanine loans in California.

The Company is also subject to state usury laws.  Many states that have usury laws will exempt certain lenders, but the laws differ significantly.  In California, lenders that have a corporate real estate broker’s license are exempted from applicable California usury laws.

The Investment Company Act of 1940

An investment company is defined under the Investment Company Act of 1940, as amended (the “Investment Company Act”) to include any issuer engaged primarily in the business of investing, reinvesting, or trading in securities.  Absent an exemption, investment companies are required to register as such with the SEC and to comply with various governance and operational requirements.  If the Company were considered an “investment company” within the meaning of the Investment Company Act, the Company would be subject to numerous requirements and restrictions relating to the Company’s structure and operation.  If the Company were required to register as an investment company under the Investment Company Act and to comply with these requirements and restrictions, the Company would have to make significant changes in its proposed structure and operations, which would adversely affect its business.  The Company intends to conduct its operations so as to fit within an exemption from registration under the Investment Company Act for companies primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interest in real estate.  In order to satisfy the requirements of such exemption, the Company may need to restrict the scope of its operations.  See “Risk Factors” below.

Environmental Laws

The Company will need to comply with environmental laws if and when the Company forecloses on property which it holds as collateral for a mezzanine loan the Company has made.  Environmental laws pertain primarily to commercial properties that require a current or previous owner or operator of real property to investigate and clean up hazardous or toxic substances or chemical releases on the property. In addition, the owner or operator of such real property may be liable to a governmental entity or third parties for property damage, personal injury, and investigation and cleanup costs relating to the contaminated property. It is possible that environmental contamination of land we take as collateral would not be discovered until after the loan was made. In addition to federal or state regulations, lenders, owners or former owners of a contaminated site may be subject to state, local and common law claims by third parties based on damages and costs resulting from environmental contamination emanating from the property.

Employees

As of December 31, 2008, the Company has a total of 3 employees and 3 full time employees.

Where You Can Find More Information

Under Sections 13 and 15(d) of the Exchange Act, periodic and current reports must be filed with the SEC.  The Company electronically files the following reports with the SEC:  Form 10-K (Annual Report), Form 10-Q (Quarterly Report), Form 8-K (Current Report), insider ownership reports.  The Company may file additional forms.  The SEC maintains an Internet site, www.sec.gov/, in which all forms filed electronically may be accessed.  You may also read and copy any documents the Company files at the SEC’s Public Reference Room at 100 F Street, NE, Washington DC 20549 on official business days during the hours of 10:00 am to 3:00 pm.  Copies may also be obtained from the SEC at prescribed rates by writing to the Public Reference Section of the SEC, 100 F Street, NE, Washington DC 20549.  You may also obtain information about the operation of the SEC’s Public Reference Room in Washington DC by calling the SEC at 1-800-SEC-0330.

Item 1A.	RISK FACTORS

The Company has a limited operating history, and the Company’s financial condition and results of operations could be materially and adversely affected should some or all of the risk factors described below occur.  The risk factors described below are not the only ones facing the Company’s business, and additional risks and uncertainties that management is not aware of, or focused on, or that management currently deems immaterial, may also impair the Company’s business operations.

Risks Relating to the Company

The Company has a limited operating history and limited experience operating as a company and the Company may not be able to successfully operate its business or generate sufficient revenue.

The Company was organized in August, 2005, and therefore has a limited operating history and limited experience operating as a company from which to evaluate its business or the likelihood of future success in operating its business, generating any revenues or achieving profitability.  As of December 31, 2008, the Company’s investment portfolio consisted of two notes, issued by a single issuer, that the Company purchased and three loans that the Company made to a single borrower, with such indebtedness having collectively an aggregate principal amount of $4,508,485.  Therefore, the Company’s investment portfolio is limited in size and concentrated in two borrowers.  The Company has since written off its investment in the two notes due to the issuer’s default.  The Company cannot be sure that it will be able to operate its business successfully or implement its operating policies and strategies described herein so as to generate positive or competitive returns. The results of the Company’s operations depend on many factors, including the availability of opportunities for making loans, the Company’s ability to finance its lending activities, the level and volatility of interest rates, the conditions in the financial markets (particularly in the real estate sector), as well as general economic conditions.

The current dislocations in the sub-prime mortgage sector, and the current weakness in the broader financial market, could adversely affect the Company and its ability to fund its business, which could result in increases in the Company’s borrowing costs, reduction in the Company’s liquidity and reductions in the value of the investments in the Company’s portfolio.

The continuing dislocations in the sub-prime mortgage sector and the current weakness in the broader financial market could adversely affect the Company’s ability to obtain financing.  This could limit the Company’s ability to finance its investments and operations, increase its financing costs and/or reduce its liquidity.  In addition, such dislocations could reduce the value of the Company’s investments, thus reducing its net book value, and adversely affect its borrowers, increasing the risk of defaults.  Furthermore, if the Company is unable to obtain new financings, the Company could be forced to sell its investments at a time when prices are depressed.

Recent developments in the market for many types of mortgage products have resulted in reduced liquidity for these assets.  Although this reduction in liquidity has been most acute with regard to sub-prime assets, there has been an overall reduction in liquidity across the credit spectrum of mortgage products.

The Company’s management team has broad discretion as to the kinds of investments the Company makes and the borrowers to whom the Company lends.  Such broad discretion may result in the Company making riskier investments.

The Company’s management team has great latitude in determining the types of assets it may decide are proper investments for the Company.  The Company has no formal loan underwriting or risk management policies or procedures, and so the criteria upon which the Company bases its decisions regarding the extension of credit depends on the judgment and discretion of the management team.  The Company may change its practices with respect to operations, loan underwriting, capitalization, and indebtedness, at any time without the consent of its stockholders, and approve transactions that deviate from these practices without a vote of, or notice to, our stockholders.  These changes in policies and procedures could result in the Company making investments that are different from, and possibly riskier than, the investments that may be described herein.  A change in the Company’s investment strategy may increase its exposure to interest rate risk, default risk and real estate market fluctuations, all of which could adversely affect the financial strength of the Company.  Furthermore, a change in the Company’s asset allocation could result in the Company making investments in instrument categories different from those described herein.

The Company expects to incur a significant amount of debt to finance its portfolio which may subject the Company to an increased risk of loss or adversely affect the return on its investments.

The Company expects to incur a significant amount of debt to finance its lending operations.  The Company expects to finance its operations, including its loan portfolios through the sale of its Notes and borrowing under credit facilities and other arrangements.  The Company anticipates that the leverage it will employ will vary depending on the Company’s ability to sell its Notes, obtain credit facilities, the loan-to-value and debt service coverage ratios of its assets, the yield on its assets, the targeted leveraged return it expects from its portfolio and its ability to meet ongoing covenants related to its asset mix and financial performance. It is possible that substantially all of the Company’s assets might be pledged as collateral for its borrowings.   The Company’s return on its investments may be reduced to the extent that changes in market conditions cause the cost of the Company’s financing to increase relative to the income that the Company can derive from its loan portfolio.

The Company’s debt service payments will reduce its net income. Moreover, The Company may not be able to meet its debt service obligations and, to the extent that it cannot, the Company risks the loss of some or all of its assets to foreclosure or sale to satisfy its debt obligations.

The Company may not be able to access financing sources on favorable terms, or at all, which could adversely affect the Company’s ability to execute its business plan.

The Company intends to finance its assets through the sale of its Notes and a variety of other means, including credit facilities and other borrowings.  To date, the Company’s source of financing has been limited to the proceeds of its Notes offering.  The Company’s ability to access sources of financing will depend on various conditions in the markets for financing in this manner which are beyond its control, including lack of liquidity and greater credit spreads, prevailing interest rates and other factors.  The Company cannot be sure that the sale of its Notes or any other sources of debt financing markets will become or remain an efficient and cost-effective source of long-term financing for its assets. If the Company’s strategy is not viable, the Company will have to find alternative forms of financing for its assets.  This could require the Company to incur costlier financing which could reduce its cash available for operations as well as for future business opportunities and reducing its anticipated yields in its investments.

The Company’s indebtedness may require the Company to provide collateral or comply with other borrowing conditions.

The Company is considering securing its Notes with the collateral securing its investments in order to increase the attractiveness of such Notes to investors, and the Company may be required to pledge or assign its interests in the loans and other investments it makes in order to access other sources of debt financing.  If the market value of the loans pledged or assigned by the Company to a funding source decline in value, the Company may be required under the terms of such indebtedness to provide additional collateral or repay a portion of the funds advanced.   Further, if the Company secures other financing, from banks or other sources, these creditors may require the Company to maintain a certain amount of cash uninvested or to set aside unencumbered assets sufficient to maintain a specified liquidity position which would allow the Company to satisfy its collateral obligations.  When the Company obtains financing, the Company’s creditors could impose restrictions and obligations on the Company that could affect its ability to incur additional debt and restrict its flexibility to determine its operating policies.  Such restrictions could include, for example, negative covenants that limit, among other things, the Company’s ability to repurchase stock, make distributions, and employ leverage beyond certain amounts.  To the extent that new or similar restrictions and obligations are imposed upon the Company in connection with its debt financings, its operational and financing abilities may be severely impacted.  Such conditions may restrict the Company’s ability to leverage its assets, which could reduce its return on assets. In the event that the Company is unable to meet these financing obligations, the Company’s financial condition could deteriorate.  The Company may not have the funds available to repay its debt, which could cause the Company to default or result in the acceleration of its indebtedness. Such a situation could result in a rapid deterioration of the Company’s financial condition and possibly necessitate a filing for protection under the United States Bankruptcy Code.

In a period of rising interest rates, the Company’s interest expense could increase while the interest the Company earns on its fixed-rate assets would not change which would adversely affect the Company.

The Company’s operating results will depend in large part on differences between the income from its loan portfolio, net of credit losses, and its financing costs.    The Company anticipates that for any period during which the Company’s assets are not match-funded (or its loans have shorter terms than its Notes), the income from its loan portfolio will respond more slowly to interest rate fluctuations than the cost of our indebtedness.  Consequently, changes in interest rates, particularly short-term interest rates, may significantly influence the Company’s net income. Increases in these rates will tend to decrease the Company’s net income and market value of its assets.  Interest rate fluctuations resulting in the Company’s interest expense exceeding its interest income would result in operating losses for the Company and would adversely affect its performance.

Currently, the Company’s Notes have a term of five years, while the Company’s loans have, and are expected to continue to have, shorter terms.  If loan interest rates and yields decline, this results in a mismatch between the Company’s liabilities and the source of funding for such liabilities, which increases the risk that the Company may not have adequate sources of income to repay its indebtedness.  Also, in periods of declining interest rates, there is a greater chance that the Company’s borrowers will prepay their obligations to the Company (if permitted under the loans), increasing the risk of a mismatch between the Company’s liabilities and the sources of funding to finance such indebtedness and the reinvestment risk that the Company may not be able to locate alternative investments that yield the same returns.

The Company is subject to many laws and governmental regulations. Any changes in these laws or regulations, or the Company’s non-compliance with these laws and regulations may materially adversely affect the Company’s financial condition and business operations.

The Company’s operations are subject to regulation by federal authorities and state lending, real estate brokerage, finance and consumer protection authorities.  The Company’s operations also are subject to various laws and judicial and administrative decisions which impose various requirements and restrictions on such operations, including requirements that the Company obtain and maintain certain licenses and qualifications and that the Company limit the interest rates, fees and other charges it impose in its finance business.  Further, any change in such laws and regulations, or in the interpretations thereof, may make the Company’s compliance with such laws more difficult or expensive or otherwise may adversely affect the Company’s financial condition and ability to achieve profit.

If the Company does not obtain necessary licenses and approvals, the Company will not be legally permitted to acquire, fund or originate mezzanine loans and/or other loans in some states, which would adversely affect the Company’s operations.

The Company engages in mezzanine lending and other lending activities which involve compliance with various federal, state and local laws that regulate the Company’s lending activities.  Many states in which the Company does business or plans to do business require that the Company be licensed, or that the Company be eligible for an exemption from the licensing requirement, to conduct such business.  The Company intends to obtain necessary licenses, permits and approvals in all jurisdictions where its activities require it.  The Company has obtained a California corporate real estate broker’s license, but to date the Company does not have any lending-related licenses in any other state.

The Company cannot be assured that in the future it will be able to obtain all the necessary licenses and approvals, or be granted an exemption from the licensing requirements, that it will need to maximize the acquisition, funding or origination of mezzanine loans, residential mortgage loans or other loans or that it will not become liable for a failure to comply with the myriad of regulations applicable to its lines of business.  A failure to comply with the obligations imposed by any of the regulations binding on the Company, or to maintain any of the licenses required to be maintained by the Company, could result in investigations, penalties and reputation damage.

The Company has not registered as an investment company under the Investment Company Act.  As a result of the Company’s activities, there is a substantial risk that the Company would be considered an investment company, and the Company’s failure to register and comply with the Investment Company Act could result in fines and sanctions by the Securities and Exchange Commission (the “SEC”)  and liability to the holders of its Notes.

Companies investing in real-estate related indebtedness are required to register with the SEC as investment companies, unless an exemption from registration is available.  The Company has not registered as an investment company in reliance upon an exemption from registration available to issuers primarily engaged in purchasing mortgages and other liens on and interests in real estate.  The Investment Company Act and judicial cases do not define the scope of this exemption in the context of all of the Company’s activities and situation, although the SEC staff has issued guidance in the form of no action letters based upon specific factual circumstances of other companies.  The Company believes that this exemption may be available to the Company, but have been advised by counsel that the Company’s activities may have been outside the scope of such guidance, and that there is a substantial risk that the SEC or a court would find that the Company’s activities do not fall within the scope of the exemption.  While SEC guidance is not necessarily dispositive of how a court would rule, it does reflect the SEC’s requirements for assuring a company that the SEC will not take enforcement action against it, and therefore the Company is in the process of adjusting its operations to fit within such guidance so that there is no uncertainty concerning the application of the exemption to the Company’s activities. Because certain of the Company’s activities have not conformed to such SEC guidance under the Investment Company Act, the Company may be subject to fines and sanctions by the SEC and liability to its the holders of its Notes should a court determine that the Company’s activities have been outside the exemption, and the Company’s security holders may have rescission rights.

To comply with exemption from registration and most other regulatory requirements under the Investment Company Act pursuant to the exemption for issuers primarily engaged in purchasing mortgages and other liens on and interests in real estate, a substantial portion of the Company’s assets must be invested in mortgages and other qualifying assets and interests in real estate.  Such requirements could limit the range of assets in which the Company may invest, and so adversely affect the Company’s results of operations.

There are conflicts of interest with respect to the Company’s stockholders, executive officers and management team which could result in decisions that are not in the best interest of the Company’s stockholders.

Timothy R. Redpath and Michael W. Bozora control a majority of the outstanding membership interests of Capital Solutions Associates, LLC, which is the general partner of Capital Solutions Management LP (“CSM”), and CSM is the majority stockholder of the Company. Accordingly, Messrs. Redpath and Bozora will be able to exercise significant control over the Company’s affairs, including, without limitation, the election of officers and directors, operational decisions and decisions regarding the voting of a majority of the capital stock of the Company. In addition, there are no regulatory limits on the amounts the Company can pay to Messrs. Redpath and Bozora although increases to their compensation are subject to the approval of the Compensation Committee (composed of independent directors) of the Company’s Board.  Mr. Redpath is the Company’s current Chief Executive Officer, Treasurer and Secretary and Mr. Bozora is the Company’s current President.

Several of the Company’s executive officers and members of the management team may also be directors and executive officers of certain of the Company’s affiliates. As a result, the Company’s executives may have conflicts between their duties to the Company and their duties to, and interests in, these affiliates of the Company.  There may also be conflicts in allocating investments which are suitable both for the Company and its affiliates.  As a result, the Company’s affiliates may compete with the Company with respect to certain investments which the Company may want to acquire, and as a result the Company either may not be presented with the opportunity or may have to compete with its affiliates to acquire these investments.  The Company’s executive officers and management team may choose to allocate favorable investments to these affiliates instead of to the Company.

The Company is dependent upon certain executives and key personnel of the Company and may not find a suitable replacement if any such executives or key personnel are no longer available to the Company.

The Company depends on the diligence, skill and network of business contacts of the executives, management and key personnel of the Company.  The Company’s executives, management team and key personnel evaluate, negotiate, structure, close and monitor the Company’s investments.  The Company believes that its success depends on the continued service of such persons, including Timothy R. Redpath and Michael W. Bozora.  The departure of any of the members of the executive management team, or a significant number of the key personnel or investment professionals of the Company’s team, whether through death, disability or otherwise, could have a material adverse effect on the Company’s performance as the Company is subject to the risk that no suitable replacement will be found to manage the Company.  Some members of the Company’s management team have limited experience in the mezzanine finance sector, and so the Company will be relying on the expertise of those members of management with expertise in mezzanine finance.

Risks Related to the Company’s Lending Activities

We have incurred substantial impairment of our assets and may incur significant impairments in the future.

As of December 31, 2008, the Company had invested $4,508,485 in its investment portfolio.  Of this invested amount, $2,500,000 was invested through the purchase of two notes issued by Assured Financial, LLC (“Assured”), a Minnesota limited liability company.  Assured is a mezzanine real estate lender that operates in the upper Midwest.  The Company has charged off all of the value of the Assured notes, which is reflected in the Company’s financial statements.  Such impairments have resulted in significant losses to date.  Through December 31, 2008, the Company has provided a line of credit to Real Equity Solutions, Inc. (“RES”), and RES has used this financing for the construction of one property in Marin County, California, for an aggregate loan of $654,750, and for the construction of two residential properties in San Francisco with two loans of $636,193 and $717,542.   RES has used the line of credit from the Company to fund its own lending and construction business.  The disbursements to RES are secured by an assignment of real estate deeds of trust and have a term of 365 days (which may be extended upon agreement of both parties for up to 6 additional months), an effective interest rate of 15% and are due upon maturity.  As of March 31, 2009, the payment of interest and principal on the property in Marin County has been extended until August 15, 2009.  The Company’s loan may be subordinated to senior lenders.  The Company’s assets may suffer additional impairments in the future causing the Company to recognize significant losses.

The Company’s Mezzanine Lending Activities May be Riskier than Other Lending Activities

Mezzanine loans typically have greater risks of loss than secured senior loans.  Such investments may not always be secured by mortgages or liens on assets. In those case, the Company expects that its only recourse will be against individual or corporate guarantees it obtains from our borrowers or their affiliates in connection with the Company’s loans, and that the Company will only have recourse as an unsecured creditor to the general assets of the borrower or guarantor, some or all of which may be pledged to satisfy other lenders.  There can be no assurance that a borrower or guarantor will comply with its financial covenants or that sufficient assets will be available to pay amounts owed to the Company under its loans and guarantees.  As a result of these factors, the Company may suffer losses which could have a material adverse affect on its financial performance.

The Company expects that most of its loans will be secured by mortgages and other interests in real estate, but will be non-recourse to the borrower.  In the event of a default by a borrower on a non-recourse loan, the Company will have recourse only to the real estate-related assets collateralizing the loan. For this purpose, the Company considers loans made to special purpose entities formed solely for the purpose of holding and financing particular assets to be non-recourse loans. If the underlying collateral value is below the loan amount, the Company will suffer a loss upon a default.  The Company sometimes makes loans that are secured by equity interests in the borrowing entities or the entities that hold the relevant real estate.  These loans are subject to the risk that other lenders may be directly secured by the real estate assets of the borrower. In the event of a default, those collateralized lenders would have priority over the Company with respect to the proceeds of a sale of the underlying real estate.  In the cases described above, the Company may lack control over the underlying asset securing its loan or the underlying assets of the borrower prior to a default, and as a result, the underlying assets value may be reduced by acts or omissions by owners or managers of the assets.

Security interests in collateral securing the Company’s loans will generally be subordinated to senior, secured lenders that have financed the majority of the underlying transaction.  If the real estate owner defaults, the senior secured lenders may foreclose on the collateral, and the Company will recover only if the proceeds of such collateral has first satisfied the obligations owed by the borrower to the senior lender.  Therefore, the Company may be limited in its ability to enforce its rights to collect these loans and to recover any of the loan balance through a foreclosure of collateral.  If the market value of the collateral is insufficient to cover the obligations owed to the senior lenders or does not sufficiently exceed the amount of such obligations to cover the borrower’s obligations to the Company, it may lose some, or all, of its investment if its borrowers are unable to pay the Company from other assets.

Mezzanine loans may also be subordinated in right of payment to the payment rights of senior lenders, and have higher loan-to-value ratios than senior secured loans, making this investments riskier than other loan investments.  Where debt senior to the Company’s loan exists, the presence of inter-creditor agreements may also limit the Company’s ability to amend its loan documents, assign its loans, accept prepayments, and exercise its remedies (by the use of “standstill” periods) and control decisions made in bankruptcy proceedings relating to borrowers.  In the future, some of the Company’s investments may have an interest-only payment schedule, with the principal amount remaining outstanding and at risk until the maturity of the obligation.  The Company does not have any policy regarding the maximum term on these assets. In this case, a borrower’s ability to repay its obligation may be dependent upon a liquidity event that will enable the repayment of the obligation.

In addition to the above, numerous other factors may affect a borrower’s ability to repay its obligations, including the failure to meet its business plan, a downturn in its industry or negative economic conditions.  Deterioration in a borrower’s financial condition and prospects may be accompanied by deterioration in the collateral for the obligation. Losses in the Company’s high yield and subordinated securities could adversely affect the Company’s earnings, which could adversely affect cash available for distribution to its stockholders.

Interest rate fluctuations and/or loan prepayments could reduce the Company’s ability to generate income on its loan portfolio or anticipated yields on its investments.

Some of the Company’s mezzanine real estate loans are expected to bear interest at floating rates.  The yield on the Company’s investments in real estate securities and loans bearing interest at a floating rate will be sensitive to changes in prevailing interest rates, changes in prepayment rates and the Company’s ability to raise debt at anticipated rates.  Changes in any of the foregoing can affect the yields that the Company’s investments produce and reduce its net interest income on such loans, which is the difference between the interest income it earns on its interest-earning loans and the interest expense it incurs in financing these loans at floating rates.  A decrease in applicable floating rating indices will lower the yield on the Company’s loan portfolio. Conversely, if these indices rise materially, borrowers may be unable to repay.  Increasing interest rates may hinder a borrower's ability to refinance the Company’s loan because the underlying property cannot satisfy the debt service coverage requirements necessary to obtain new financing or because the value of the property has decreased.  If a borrower is unable to repay the Company’s loan at maturity, the Company could suffer a loss and the Company will not be able to reinvest proceeds in assets with higher interest rates.  As a result, the Company’s financial performance, the market prices of the Company’s securities and its ability to pay dividends could be materially adversely affected.

The yield of the Company’s loan portfolio may also be affected by the rate of prepayments, to the extent that they are permissible under the terms of the applicable loan agreements. Prepayments are influenced by changes in current interest rates and a variety of economic, geographic and other factors beyond the Company’s control.  Consequently, such prepayment rates cannot be predicted with certainty.  In periods of declining interest rates, the Company can expect increases in prepayments on its loans.  If the Company is unable to invest the proceeds of such prepayments in new loans with similar or better yields, the Company’s financial results may be adversely affected.

The Company may suffer a loss in the event of a bankruptcy of a borrower, particularly in cases where the borrower has incurred debt that is senior to the Company’s loan.

In the event of the bankruptcy of a borrower, the Company may not have full recourse to the assets of that borrower or the assets of that borrower may not be sufficient to satisfy the obligations owed under the Company’s loan. In addition, certain of the Company’s loans are subordinate to other debts of the borrower.  In the event of the bankruptcy of a borrower, the Company’s loan will likely be satisfied, if at all, only after the senior debt has been repaid in full.  Bankruptcy proceedings and borrower litigation can stay or otherwise significantly delay the Company’s rights to realize upon any collateral that might be otherwise available for foreclosure in the event of a default, during which time the collateral may decline in value. In addition, there are significant costs and delays associated with the foreclosure process.

If the Company’s reserves for loan losses are inadequate to cover actual loan losses, or if loan delinquencies increase, the Company’s earnings could decrease.

The Company makes various assumptions and judgments about the ability to collect on the loans in the Company’s portfolio including the creditworthiness of its borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of its loans.  The Company’s reserves reflect its judgment of the probability and severity of losses and its analysis of its loan portfolio based on historical loss experience, volume and types of loans, trends in classification, delinquencies and non-accruals, national and local economic conditions and other pertinent information.  The Company cannot be certain that its judgment will prove to be correct and that reserves will be adequate over time to protect against potential future losses because of unanticipated adverse changes in the economy or events adversely affecting specific assets, borrowers, industries in which the Company’s borrowers operate or markets in which the Company’s borrowers or their properties are located.  Material additions to the Company’s allowance could materially decrease its net income. Furthermore, if those established loan loss reserves are insufficient and the Company is unable to raise revenue to compensate for these losses, such losses could have a material adverse effect on the Company’s operating results.

The Company is subject to the risk that provisions of the Company’s loan agreements may be unenforceable.

The Company’s rights and obligations with respect to its loans to borrowers are governed by written loan agreements and related documentation. It is possible that a court could determine that one or more provisions of a loan agreement are unenforceable, such as a loan prepayment provision or the provisions governing the Company’s security interest in the underlying collateral.  If this were to happen with respect to a material asset or group of assets the Company could be affected adversely.

The Company may fail to perfect security interests in certain collateral pledged by the borrowers of our loans.

The Company may or may not obtain mortgages and/or other collateral from its borrowers.  If the Company does obtain mortgages and/or other collateral, its borrowers must give the Company mortgages and/or financing statements.  These mortgage and/or financing statements must be filed by the Company’s borrowers in connection with each transaction pledged as collateral to the Company for its loan to its borrowers.  In the event a mortgage or financing statement is not filed with respect to a transaction or if a security interest in the assets transferred or pledged is not perfected under local real estate law or the Uniform Commercial Code, the Company’s interest in such assets would be unperfected and subject to the rights of other creditors.  In addition, the Company will not have a priority lien or mortgage on the assets or real estate collateral.  Therefore, in order to protect the Company’s collateral position, the Company may have to pay off other senior lien holders.  As a result, it is possible that another creditor could file a mortgage or financing statement covering the assets subject to the Company’s interest despite its borrowers’ (or its borrowers’) representation as to the absence or priority of other liens.  In such event, the other creditor could have priority over the Company with respect to such assets and the Company may incur a loss that impacts the Company’s ability to made distributions to its investors.

The Company’s real estate loans may be illiquid, which could restrict the Company’s ability to respond rapidly to changes in economic conditions.

The real estate and real estate-related loans which the Company intends to make are generally illiquid.  As a result, the Company’s ability to sell under-performing assets in its portfolio or respond to changes in economic and other conditions may be relatively limited.

The Company is subject to significant competition and the Company may not compete successfully.

The Company has significant competition with respect to our acquisition and origination of assets with many other companies, including REITs, insurance companies, commercial banks, private investment funds, hedge funds, specialty finance companies and other investors, some of which have greater resources than the Company, and the Company may not be able to compete successfully for investments.

Lack of diversification may increase the Company’s dependence on individual borrowers.

The Company expects to meet a concentration restriction that will require the President’s or CEO’s approval for any loan that exceeds the higher of $1,000,000 or 5% of the amount of proceeds from the sale of Notes.  Currently, however, and in the foreseeable future, until the Company is able to create a sizeable loan portfolio, the Company’s loan portfolio may be dependent upon the credit of a small number of borrowers.  If any of the Company’s borrowers were to become insolvent or were for any reason to default on the Company’s loans, such event would have a greater impact on the Company than it would if the Company’s eligibility requirements included smaller limits on credit concentration. A default by any of the Company’s borrowers would have a material adverse effect on the Company’s performance and could cause the Company to suffer substantial losses.

The Company’s financial results may be adversely affected by adverse conditions in the real estate finance sector, including decreases in real estate values, changes in interest rates that cause a decrease in interest rate spreads, adverse employment conditions, the monetary and fiscal policies of the federal government and other significant external events.

Since the second half of 2007, conditions in the credit markets deteriorated significantly. What began as a severe and rapid dislocation in the sub-prime mortgage and related securities markets, which was primarily prompted by falling home values and rising mortgage delinquencies and defaults, has broadened into the general credit market and has affected an array of financial institutions. The resulting disruption in credit markets has led to a significant reduction in market liquidity; downward pressure on financial asset valuations; a re-pricing of risk to reflect higher costs; and a reduction of leverage across the financial system.  The outlook for the economy is increasingly uncertain as credit is constrained and activity slows.

The Company believes the risks associated with our business will be more severe during periods of economic slowdown or recession if these periods are accompanied by declining real estate values, as is happening currently. Decreases in real estate values could adversely affect the value of collateral securing the Company’s loans and significantly increase the likelihood that the Company will incur losses on its loans in the event of default because the value of the Company’s collateral may be insufficient to cover the Company’s cost on the loan.  To the extent borrowers use increases in the value of their existing properties to support the purchase or investment in additional properties, declining real estate values will likely reduce our level of new loan originations.  Adverse changes in the economy may also have a negative effect on the ability of the Company’s borrowers to make timely repayments of their loans.  If economic conditions affecting the real estate finance sector continue to deteriorate, the Company’s results of operations and financial condition could be adversely impacted as borrowers’ ability to repay loans declines, the value of the collateral securing the Company’s loans decreases and the Company’s ability to originate new loans deteriorates.  The Company’s financial results may be adversely affected by changes in prevailing economic conditions.

A decline in the real estate development and construction markets will impair the Company’s ability to make investments.

The business of developing and selling commercial and residential real estate properties is subject to a number of risks. The real estate development and construction industry is cyclical and is affected by consumer confidence levels, prevailing economic conditions and interest rates. A variety of factors affect the demand for new real estate construction and development, including, economic cycles, competitive pressures, the availability and cost of labor and materials, changes in costs associated with real estate ownership, changes in consumer preferences, demographic trends and the availability of mortgage financing. Because the borrowers on the underlying real estate transactions engage in commercial and residential real estate development and construction, the Company is directly and materially affected by the same risks inherent to the commercial and residential real estate development and construction industries. Recently, the United States has experienced deterioration in certain sectors of the real estate, credit and mortgage markets which may negatively impact the Company’s ability to make suitable real estate investments.  Any reduction in the cash flows, income of or financial condition of commercial and residential real estate development and construction companies by reason of any of these factors or others may significantly impair their ability to pay the Company, which would increase the possibility that delinquencies would occur and that the Company could incur losses.

The Company’s loan portfolio will include loans made to developers to construct projects. The primary risks to the Company with respect to construction loans are the potential for cost over-runs, the developer's failing to meet a project delivery schedule or to complete the project, the risks that the project will not obtain necessary permits and approvals to complete construction and the inability of the borrower to sell or refinance the project at completion and repay the Company’s loan. These risks could cause us to have to fund more money than the Company originally anticipated in order to complete and carry the project which could cause the developers to lose leases and/or sales contracts.  The Company also may suffer losses on its loans if the borrower is unable to sell the project or refinance the Company’s loan.

The Company may be adversely affected by unfavorable economic changes in geographic areas where the Company’s properties are concentrated.

Adverse conditions in the areas where the properties underlying our investments are located (including business layoffs or downsizing, industry slowdowns, changing demographics and other factors) and local real estate conditions (such as oversupply of, or reduced demand for, office and industrial properties) may have an adverse effect on the value of the Company’s properties. A material decline in the demand or the ability of tenants to pay rent for office and industrial space in these geographic areas may result in a material decline in the Company’s cash available for distribution. Because the majority of the Company’s borrowers are initially expected to be located and doing business in Northern California, the Company’s success will depend significantly upon the economic conditions in this particular region.  Due to the Company’s limited market areas, these negative conditions may have a more noticeable effect on the Company than a larger institution would experience because it is more able to spread these risks of unfavorable local economic conditions across a large number of diversified economies.

The Company may be adversely affected by acts of God frequent to geographic areas where the Company’s properties are concentrated.

The properties underlying the Company’s loans may be particularly and adversely affected by acts of God that frequently (or could reasonably be expected to) occur where the Company’s portfolio properties are located.  For example, properties located in California are at increased risk for damage or destruction caused by earthquakes.  Earthquake insurance coverage can be very expensive and borrowers may not obtain it in all cases.  Therefore, there is a risk of uninsured losses from seismic activity that could have a material adverse effect on the Company’s loan repayments and/or collateral.

The Company may be affected adversely if guaranties made to the Company are found unenforceable.

Guaranties customarily contain waivers of defenses but it is possible that such guaranties do not cover every possible contingency.  A number of defenses exist to the enforcement of guaranties including defenses that may be judicially created and therefore not easily foreseeable.  There are also a number of procedural steps that must be adhered to strictly in order to realize on a guaranty.  Finally, guarantors have rights under federal bankruptcy laws which may allow a guarantor to limit or discharge its liability.  If the Company is unable to collect on a guaranty, the repayment of a loan made by the Company will likely be affected adversely.

The Company will be dependent on the credit decisions, solvency and willingness to do business with the Company’s to the extent the Company invests through other mezzanine lenders.

The Company may lend to other real estate lenders.  To the extent the Company lends to other real estate lenders, the Company will be dependent upon these other lenders with respect to the investment and reinvestment of their assets, the servicing of their loans and the success of their operations.  The bankruptcy of these lenders, their failure to service their loans, the cessation of loan originations by these lenders or their inability to initiate sufficient transactions to fully use the proceeds of our investment would have a negative impact on the Company’s business.

The Company’s borrowers’ credit enhancements may lapse or be insufficient to collateralize interest payments.

The Company may require its borrowers to purchase and pledge to the Company irrevocable letters of credit. The size of any letters of credit is subject to negotiations between the Company and the borrower.  These irrevocable letters of credit are intended to act as additional collateral to ensure that these other borrowers make interest payments to the Company.  However, the Company may not be able to require these other borrowers to purchase and pledge to the Company irrevocable letters of credit that exactly match the maturity of each loan. Thus, there is a risk that any irrevocable letters of credit may have expiration dates that are different from the maturity dates of the loans. Were these borrowers to default on paying interest on its loan to the Company and be unable to renew the irrevocable letters of credit, it is possible that the aggregate amount of the irrevocable letters of credit would be insufficient to cover the accrued interest on the loan. If one or more of these other borrowers does not pay the Company, the Company’s business may experience a material adverse effect.

Lack of insurance will increase the risk that the Company may suffer a loss and its borrower(s) would be unable to repay all or a portion of the loans.

In certain circumstances where the cost is prohibitive, the Company may not require other borrowers to provide us with title insurance covering any real estate, or interest in real estate, securing the Company’s loan to them or with property and casualty insurance insuring the Company’s collateral against damage.  To the extent a dispute over title develops, or the Company’s collateral is damaged, and the other borrower does not have sufficient funds to replace or restore the collateral, the Company may incur a loss that materially impacts its business.

Failure to introduce new products and services successfully may cause the Company to lose market share.

The Company’s success will depend in part upon its ability to offer attractive products and services that meet changing customer requirements. If the Company fails to offer financial products and services that appeal to customers more than those offered by its competitors, the Company may lose market share, which could affect adversely the Company’s ability to earn profits.

The impact of certain environmental laws and regulations may result in the collateral for the Company’s investments losing value.

The Company’s ability to foreclose on the real estate collateralizing its loans may be limited by environmental laws. These laws pertain primarily to commercial properties that require a current or previous owner or operator of real property to investigate and clean up hazardous or toxic substances or chemical releases on the property. In addition, the owner or operator of such real property may be liable to a governmental entity or third parties for property damage, personal injury, and investigation and cleanup costs relating to the contaminated property.  It is possible that environmental contamination of land taken by the Company as collateral would not be discovered until after the loan was made.  In addition to federal or state regulations, lenders, owners or former owners of a contaminated site may be subject to state, local and common law claims by third parties based on damages and costs resulting from environmental contamination emanating from the property.

Item 2.	PROPERTIES

The executive offices leased by the Company are located at 21 Tamal Vista Blvd., Suite 230, Corte Madera, California 94925.  On March 23, 2007, the Company entered into a two-year lease for its offices.   The lease was amended on May 29, 2008 to, among other things, extend the lease term until March 31, 2011.

For a description of the Company’s investments in real estate and interests in real estate, real estate mortgages, and securities of or interests in persons primarily engaged in real estate activities, see “Item 1. – BUSINESS - The Company’s Strategy” above.

Item 3.	LEGAL PROCEEDINGS

Currently the Company is not party to any legal proceedings.  The Company may initiate legal proceedings, from time to time, when borrowers breach their lending agreements.  From time to time, the Company may be subject to legal actions, initiated by borrowers, governmental authorities or others that arise from the running of the Company’s business.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On December 3, 2008, the matters described below were approved pursuant to a written consent in lieu of an annual meeting by CSM (then the Company’s sole stockholder):

o	Election of Directors. The following persons were elected as Directors of the Company: Michael Bozora, Timothy Redpath, David Weild, Alfred Williams, Mark Brosche, and Mare Jorajuria.

o
Approval of Amended and Restated Certificate of Incorporation.  CSM approved an amendment to, and restatement of, the Company’s Certificate of Incorporation to, among other things, increase the number of authorized shares to 95,000,000, consisting of 70,000,000 of common shares and 25,000,000 shares of Preferred Stock, classified as 6,750,000 shares of Series A Convertible Preferred Stock and 9,000,000 shares of Series B Convertible Preferred Stock, and 9,250,000 unclassified.  The Amended and Restated Certificate of Incorporation was filed with the Delaware Secretary of State on December 4, 2008.

o
Stock split.  CSM approved a stock split of the Company’s common stock of one share into 12,305.427 shares, which became effective upon the filing of the Amended and Restated Certificate of Incorporation on December 4, 2008.

o
2008 Incentive Plan.  CSM approved the “CS Financing Corporation 2008 Incentive Plan,” which provides for stock option and other stock and cash inventive awards that may be granted to the Company’s employees, officers, directors and consultants.

PART II

Item 5.	MARKET FOR REGISTRANT’S EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

5 Year Notes (“Notes”)

The Company registered under the Securities Act $100 million of its Notes pursuant to a shelf registration filed under Rule 415 of the Act, which registration became effective November 22, 2006 (file No. 333-129919).  The Notes have been offered without an underwriter and on a continuous basis.  The Company suspended the offering of the Notes on November 13, 2008 and does not plan to recommence such offers until after it has ceased the private offering of its Preferred Stock.  The Notes are not listed on any securities exchange and there is no public trading market for the Notes.

As of December 31, 2008, the Company has issued $9,930,000 of Notes, underwriting expenses have been $1,050,652, and net proceeds have been $8,879,348.   Of the net proceeds, $4,508,485 has been used to finance real estate activities, $843,456 has been held as cash, and $3,527,407 has been used as working capital.

Common Stock

The Company’s common stock is not registered under the Act nor is it traded on any market.  As of December 31, 2008, there are 31,095,932 shares of the Company’s common stock issued and outstanding.   As of December 31, 2008 and as of March 31, 2009, there are 11 holders of record of the Company’s common shares.

As of December 31, 2008, the Company has granted stock options to certain of its directors, officers and employees and certain of these stock options have been exercised.  As of December 31, 2008, the Company has granted nonqualified stock options to certain of the Company’s officers and directors to acquire an aggregate of 3,691,632 shares of common stock at $0.01625 per share, of which 1,772,099 shares were exercised as of December 31, 2008, leaving 1,919,533 which are exercisable within 60 days.

Equity Compensation Plan Information

The following table provides information, as of December 31, 2008, with respect to stock options outstanding and available under grant awards.  The Company has not issued stock options under its recently adopted equity compensation plan, but has issued various stock option awards as “individual compensation arrangements” as provided in Rules 201(d) and 402(a)(6)(ii) of Regulation S-K of the Securities Act.  The options issued are administered by the Board of Directors, which selects persons to receive awards and determines the number of options subject to each award and the terms, conditions, performance measures and other provisions of the awards.  The Company’s general policy is to grant stock options with an exercise price equal to the fair market value of a share at the date of grant.  Refer to Notes 1 and 6 of the Financial Statements included in Item 7 of this Form 10-K for additional information related to these stock-based compensation awards.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b) (4)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	-0-	-0-	-4,500,000(5)-
Equity compensation plans not approved by security holders	3,691,632 (2)(3)	$.01625	N/A (1)

(1).	The stock options shown were issued under a “plan” as provided under Item 402(a)(5)(ii) of Regulation S-B and no other securities are reserved for future issuance.

(2)
Timothy R. Redpath, the Company’s Chief Executive Officer and Michael Bozora, the Company’s President have been granted non statutory stock options entitling them to purchase 1,476,651 shares each of the Company’s common stock at the exercise price of $0.01625 per share.  Non-statutory stock options have also been granted to other officers, Messrs. Williams, Dobson, Ammiro and Regalia, entitling these officers in the aggregate to purchase 246,110 shares of the Company’s common stock at an exercise price of $0.01625.  All of the stock options are fully vested.  All stock options expire 10 years after they were issued.

(3)
Messrs Bozora and Redpath, as the Company’s original directors have been  each granted 73,833 stock options (with an exercise price of $0.01625 per share), and which options are fully vested  All other Directors have been granted, in the aggregate, 344,554 stock options (with an exercise price of $0.01625) and which options are fully vested.   All stock options will expire 10 years after they were issued.

(4)	Represents the fair market value of the underlying shares as of the grant date of the options.

(5)
On December 3, 2008, the Board of Directors approved the 2008 Incentive Plan and reserved 4,500,000 shares of the Company’s common stock for issuance under the 2008 Incentive Plan.  As of March 31, 2009, no grants have been made under this plan.

Dividends
There has not been any cash dividends declared on common equity for the last two fiscal years.

Item 6.	SELECTED FINANCIAL DATA

The following selected financial data should be read together with our financial statements and notes and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Form 10-K. The selected financial data as of and for the years ended December 31, 2006, 2007 and 2008 are derived from our audited financial statements, which are included elsewhere in this Form 10-K.

Selected Balance sheet data for period ended:	Year Ended December 31, 2006 (Audited)	Year Ended December 31, 2007 (Audited)	Year Ended December 31, 2008 (Audited)
Cash	$127,271	$2,488,784	$843,456
Finance receivables	--	$31,849	$210,941
Other Receivables	--	--	--
Prepaid insurance	$78,750	$78,750	$60,156
Investments in Notes Receivable	--	$2,500,000	$2,008,485
Fixed Assets	--	$29,575	$30,567
Debt Placement Costs, net	$396,525	$862,109	$931,567
Loan Origination Costs, net	$20,000	$17,333	$13,333
Liabilities	$474,434	$7,052,915	$10,231,330
Stockholder’s equity (deficit)	$163,779	$(1,024,567)	$(5,652,975)

Statement of operations data for period ended:	August 19, 2005 (inception) to December 31, 2005 (Audited)	Year Ended December 31, 2006 (Audited)	Year Ended December 31, 2007 (Audited)	Year Ended December 31, 2008 (Audited)
Interest and fee income	--	--	$335,475	$554,355
Operating expenses	$27,462	$231,440	$1,523,821	$5,211,558
Operating loss	$(27,462)	$(231,440)	$(1,188,346)	$(4,657,203)
Loss before income taxes	$(27,462)	$(231,440)	$(1,188,346)	$(4,657,203)
Net loss	$(27,462)	$(231,440)	$(1,188,346)	$(4,657,203)
Basic and diluted loss per common stock	$(0.00)	$(0.02)	$(.04)	$(0.16)

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of our operations in conjunction with our financial statements and the notes to those statements included elsewhere in this Form 10-K. This discussion contains forward-looking statements reflecting our current expectations that involve risks and uncertainties. Our actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed in the section entitled “Risk Factor” and elsewhere in Form 10-K.

Overview

As of December 31, 2008, we had invested $4,508,485 (approximately 45.4% of the net proceeds from the Notes) in our investment portfolio.  Of this amount, $2,500,000 represents the aggregate principal amount of unsecured notes issued by Assured.  As with many other lenders, Assured has been adversely impacted by the deterioration of real estate markets, and Assured’s senior lender advised us in 2008 that it was foreclosing on the collateral (which we believe consists primarily of first mortgages on development projects owned by Assured) securing such loans and for which it is the sole secured party.  The senior lender had also informed the junior lenders that the senior lender does not expect the sale of the Assured collateral to generate enough proceeds to pay any of the obligations owing to the junior lenders, including us.  We have charged off the entire value of the Assured notes, which charge-off is reflected in our year-end financial statements.  The Assured notes are guaranteed as to payment by a guaranty of Jeff Gardner, a controlling shareholder of Assured.  We are in the process of evaluating enforcement of such guaranty, but we cannot be certain that we will realize any proceeds from such enforcement.

We intend to focus our mezzanine lending in the near term to opportunities in the San Francisco Bay Area.  We do not expect to do much lending outside of this area until we develop or acquire local real estate expertise that would enable us to lend in other markets.  Our strategy is to use our local real estate expertise in other markets to find local, high-value real estate opportunities where we expect we can obtain favorable yields and where we believe real estate values are less susceptible to fluctuations.

Through December 31, 2008, we made three property disbursements under our credit facility with RES, the first, in an aggregate principal amount of $654,750 for the construction of a property in Marin County, California, and the others, in aggregate principal amounts of $636,193 and $717,542, for the construction of two residential properties in San Francisco.  The disbursements to RES are secured by an assignment of real estate deeds of trust and have terms of 365 days (which may be extended by mutual consent of the parties by up to an additional 6 months) and an effective interest rate of 15%.  Our disbursements may be subordinated in right of payment and our security interests may be junior to those of RES’s senior lenders.  As of March 31, 2009, the principal and interest on the loan made on the property in Marin County has been extended through August 15, 2009 while the property is being sold.

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

Additional facts and circumstances may be discovered as we continue our efforts in the collection and foreclosure processes.  This additional information often causes management to reassess its estimates.    Circumstances that may cause significant changes in our estimated allowance include, but are not limited to:

•	Changes in the level and trends relating to non-performing receivables including past due interest payments and past due principal payments;
•	Declines in real estate market conditions, which can cause a decrease in expected market value;
•	Discovery of undisclosed lines (including but not limited to, community improvement bonds, easements and delinquent property taxes);
•
Lack of progress on real estate developments after we advance funds.  We will customarily monitor progress of real estate developments and approve loan advances.  After further inspection of the related property, progress on construction occasionally does not substantiate an increase in value to support the related loan advances

•	Unanticipated legal or business issues that may arise subsequent to loan origination or loan advances or upon the sale of foreclosed property
•	Appraisals, which are only opinions of value at the time of the appraisal, may not accurately reflect the current value of the property.

The Company considers a loan to be impaired when based on current information and events, it is probable that Company will be unable to collect all amounts due according to the contractual terms of the loan agreement or when the payment of interest or principal is 90 days past due.

On November 22, 2006, the SEC declared the effectiveness of our registration statement on Form S-1 in respect of the offering of the Notes.  Since then we have entered into sales distribution agreements with certain NASD broker-dealer members for the distribution of Notes in the offering.  We have sold, as of March 31, 2009, $9,930,000 of Notes.

The Notes are registered, under the applicable state securities or “blue sky” laws of three states.  We have “blue sky” registration applications pending in several other states.  However, we plan to focus our selling efforts in the near future in other parts of California and the neighboring states of Arizona, Nevada and Oregon and may relinquish our registrations in the other states where we are already qualified and may withdraw pending applications in the remaining states.

We have had net losses since inception.  We had an accumulated deficit as of December 31, 2008, of $6,104,451, which reflects expenditures including professional fees and services necessary for the start of our operations, as compared to an accumulated deficit as of December 31, 2007, of $1,447,248.  The increase of the accumulated deficit as of December 31, 2008, as compared to December 31, 2007, was principally the result of the charge off of $2,500,000 of the Assured notes.

We believe our ability to continue as a going concern depends in large part on our ability to raise sufficient capital to enable us to make mezzanine real estate loans and receive revenue from our lending activities in excess of our obligations under the Notes and our operating expenses.  If we are unable to raise such additional capital we may be forced to discontinue our business.  We have commenced a private placement of Convertible Preferred Stock, and we intend to continue to privately offer shares of its Preferred Stock, in order to increase the Company’s shareholder’s equity and make its Notes more attractive to investors.  There can be no assurances that the Company will be successful in selling such shares, or in effecting such strategy, and, as of March 31, 2009 we have not sold any of the convertible Preferred Shares.  We continue to explore different ways of increasing our capital.

Liquidity

We expect that the primary source of our liquidity will come from interest and fees earned on our loans and other investments.  We expect loan and investment repayments of principal, interest and fees, scheduled to be paid in 2009 will provide adequate liquidity.  However, current liquidity is being provided by the net proceeds from the Notes sold prior the suspension of the Note sales (see “Capital Raising Challenges” below).

Capital Resources and Results of Operation

Our current capital resources have been provided primarily by the net proceeds of our Notes.  To date, our material commitments include legal fees as well as operations and commissions paid to selling Placement Agents.  These expenses will be paid from cash flow from operations or from the net proceeds of the offering.  In 2008, we made a loan to RES who has, in turn, lent on three real estate projects as described in the “Overview” above.  We expect repayment of the loan to RES during 2009.  Since the commencement of our private placement of our Convertible Preferred Stock we have not sold any Notes and accordingly have not made any new loans.  We are still seeking additional capital to better capitalize our business before we re-commence selling Notes, which, in turn, will generate cash to fund our lending operations.

Capital Raising Challenges

We have been selling our Notes on a continuous basis under our shelf registration statement on Form S-1 through registered broker-dealers.  We suspended offering the Notes on November 13, 2008, and do not plan to recommence such offering until after we have ceased the private offering of our Preferred Stock.  While we sold $9,930,000 of our Notes prior to November 13, 2008, our funding has been below our expectations.  The broker-dealers we have employed to distribute the Notes have had difficulty locating a market for our securities.  In order to achieve greater control of the distribution of our Notes, we intend to retain an underwriter for the Notes when we recommence the offering of the Notes.  Based on discussions with potential underwriters, we believe we must raise additional equity capital in order to meet the commitment requirements of such underwriters and to make the Notes more attractive investments for our creditors.  We intend to amend the terms of any new Notes to be issued to secure them with collateral we receive in connection with our mezzanine loans.  We believe that unless we raise additional equity capital, we may not be able to continue to sell our Notes, pursue investment opportunities, and we will not generate sufficient revenues to fund our operations, including building and expanding our lending operations by retaining additional sales personnel, underwriters and staff to administer our investments.

Dependence on one or a few major Borrowers

As of December 31, 2008, we have purchased two notes issued by Assured, and made three disbursements under our credit facility with RES, and so our investment portfolio is concentrated in a handful of borrowers. Until we can create a sizeable loan portfolio, our loans will be relatively more concentrated.  This concentration is a result of the slower than anticipated sale of Notes.

Concentration Restrictions

We expect to establish formal concentration restrictions that will require the President’s or CEO’s approval for any loan that exceeds the higher of $1,000,000 or 5% of the amount of proceeds from the sale of Notes (as of December 31, 2008, this 5% standard is equal to $496,500).  As we increase our portfolio of investments, the relative size of the initial loans will decrease in comparison to the amount of our Notes sold.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements, as defined in Item 303(c)(1) of Regulation S-B promulgated under the Securities Act.

Critical Accounting Estimates

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

Investments in real estate loans are generally secured by deeds of trust or mortgages.  Generally, our real estate loans require interest only payments with a balloon payment of the principal at maturity.  We have also made loans that defer interest and principal until maturity.  We have both the intent and ability to hold real estate loans until maturity and therefore, real estate loans are classified and accounted for as held for investment and are carried at amortized cost.  Loans sold to or purchased from affiliates are accounted for at the principal balance and no gain or loss is recognized by us or any affiliate.

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

Additional facts and circumstances may be discovered as we continue our efforts in the collection and foreclosure processes.  This additional information often causes management to reassess its estimates.    Circumstances that may cause significant changes in our estimated allowance include, but are not limited to:

•	Changes in the level and trends relating to non-performing receivables including past due interest payments and past due principal payments;
•	Declines in real estate market conditions, which can cause a decrease in expected market value;
•	Discovery of undisclosed lines (including but not limited to, community improvement bonds, easements and delinquent property taxes);
•
Lack of progress on real estate developments after we advance funds.  We will customarily monitor progress of real estate developments and approve loan advances.  After further inspection of the related property, progress on construction occasionally does not substantiate an increase in value to support the related loan advances

•	Unanticipated legal or business issues that may arise subsequent to loan origination or loan advances or upon the sale of foreclosed property
•	Appraisals, which are only opinions of value at the time of the appraisal, may not accurately reflect the current value of the property.

The Company considers a loan to be impaired when based on current information and events, it is probable that Company will be unable to collect all amounts due according to the contractual terms of the loan agreement or when the payment of interest or principal is 90 days past due.

Directors and Officers Insurance

On November 15, 2006, November 15, 2007 and November 15, 2008, the Company renewed an insurance policy which covers its officers and directors in the event they are sued in connection with the performance of their duties as they relate to the company.  The premiums for such insurance policy have been financed by a third party.

Employees

The Company expects to hire up to an additional 2 employees during calendar year 2009.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our Financial Statements are available on pages F-1 et seq., and included as part of this Form 10-K.  A list of our Financial Statements is provided in response to Item 15 (Exhibits) of this Form 10-K and such Financial Statements are incorporated herein by reference.

Item  9.                   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE

None.

Item 9A(T).	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

As of December 31, 2008, the Company carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Exchange Act.  This evaluation was done under the supervision and with the participation of the Company’s Principal Executive Officer and Principal Financial Officer. Based upon that evaluation, the Company’s Principal Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective in gathering, analyzing and disclosing information needed to satisfy our disclosure obligations under the Exchange Act.

Management’s Annual Report on Internal Control over Financial Reporting

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

Management, including the Company's Chief Executive Officer and Principal Accounting Officer, has conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008, based on the criteria for effective internal control described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.  In addition the Company is working to identify and implement corrective actions, where required, to improve the Company’s internal controls, including a specific review of the application of those procedures that were not functioning properly at December 31, 2008 that resulted in the material weakness in internal controls over financial reporting noted above.

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

This report shall not be deemed to be filed for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities of that section, and is not incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls that materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

Item 9B	OTHER INFORMATION.

The Company has entered into an Addendum, dated March 28, 2009, to the Employment Agreements with each of Michael Bozora, President, and Timothy Redpath, Chief Executive Officer, Treasurer and Secretary, The Addendum reduces the salary to be paid to these two executives for 2009 to $1 each.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following table sets forth information regarding the Company’s officers and directors as of December 31, 2008:

Name                                        Age                                   Position

Michael Bozora                                        58                                   President, Director

Timothy Redpath                                    51                                   Chief Executive Officer, Treasurer,
Secretary, Director

Mark Williams                                         51                                   Chief Financial Officer

Richard Dobson                                      62                                   General Counsel

Theodore Ammiro                                  62                                   Vice President

Andrew Regalia                                      58                                    Vice President

David Weild                                            51                                    Director

Alfred Williams                                      64                                    Director

D. Mark Brosche                                    57                                    Director

Marie Jorajuria                                       44                                    Director

Officers

Michael W. Bozora; President, Director

Before co-founding the Company in 2005, Mr. Bozora was a co-founder of CSM, a registered investment advisor (2002), as well as Capital Solutions Distributors, LLC, a NASD licensed broker/dealer (2004). Prior to his involvement with these entities, Mr. Bozora served as a Senior Managing Director in the private client services group at Bear Stearns & Co., Inc. (“Bear Stearns”) from May, 2001 to October, 2002, Before joining Bear Stearns in 2001, Mr. Bozora was a Managing Director at SG Cowen Securities Corporation where he served as branch manager of the San Francisco office from 1999 to 2001. From 1994 to 1999, Mr. Bozora was a Senior Vice President of Prudential Securities Incorporated (San Francisco) in the private wealth management group where he headed a team responsible for client assets in excess of $2 billion. Prior to that, Mr. Bozora spent ten years at Merrill Lynch & Co. Inc., first in its Regional West Coast Headquarters and later in its Palo Alto (Silicon Valley) office where he built and directed a solutions-based private wealth management team which managed assets in excess of $1 billion.  Mr. Bozora began his career at Blyth Eastman Dillon Securities in 1973. His more than 30 years of experience in the securities industry have provided him with a broad base of knowledge and extensive involvement in developing investment strategies for preservation of capital and wealth building for high net worth individuals.  He has served as President and as a director of the Company since its inception.

Timothy R. Redpath; Chief Executive Officer, Treasurer, Secretary, Director

Before co-founding the Company in 2005, Mr. Redpath was a co-founder of CSM, a registered investment advisor (2002), as well as Capital Solutions Distributors, LLC, a NASD licensed broker/dealer (2004). Prior to his involvement with these entities, during 2001 and 2002, Mr. Redpath served as a Senior Managing Director at Ion Capital Partners within Bear Stearns, where he specialized in private banking and asset management for high net worth individuals. Mr. Redpath joined Bear Stearns from Prudential Securities Incorporated, serving as a Managing Director and Chief Administrative Officer of the Prudential Volpe Technology Group, Prudential’s technology investment banking and research group from May, 2001 to October, 2002.  Prior to that time, Mr. Redpath served as the Manager of the Prudential Private Client Group (San Francisco) from July, 1997 to July, 2000 which at that time constituted the largest private client practice in the firm. He graduated cum laude from the University of Minnesota in business and finance, and the Securities Industry Institute at the Wharton School of Business at the University of Pennsylvania.  He has served as Chief Executive Officer, Treasurer and Secretary and as a director of the Company since its inception.

Mark Williams; Chief Financial Officer

Mr. Williams is Certified Public Accountant with over twenty-five years of experience in public and private accounting.  His public accounting experience includes eight years with Price Waterhouse (now PricewaterhouseCoopers) (San Jose, CA), and over ten years with the firm of Ruzzo, Scholl & Murphy (Campbell, CA) providing financial and consulting services to private and public companies.  In addition, he operated his own accounting firm for 5 years.  Mr. Williams was the Chief Financial Officer for University Technology Ventures (Pleasanton, CA) a venture capital firm from 2000 to 2002.  During this time Mr. Williams was involved in the formation of the firm and the raising of $109,000,000 in venture capital.    Mr. Williams earned his Bachelor of Science in Accounting from San Jose State University.  Mr. Williams has served as Chief Financial Officer of the Company since 2006.

Richard Dobson; General Counsel

Mr. Dobson has held a number of corporate counsel positions at public and private companies, among these are: from 2002 to 2006, Mr. Dobson served as Senior Counsel to Wells Fargo Bank, and prior to that, from 2001 to 2002, served as Associate General Counsel to Adaptec, Inc.  From 1992 through 1999, Mr. Dobson served as the Executive Vice President and General Counsel of CII Financial, Inc. (an AMEX listed company).  From 1977 through 1992, Mr. Dobson served as the Vice President and General Counsel of Fund American Company, Inc.  (a NYSE listed company).  Mr. Dobson obtained his law degree from the University of California at Berkeley (Boalt Hall) and a Bachelor of Arts from the University of California at Berkeley.  Mr. Dobson has served as General Counsel of Company since January 2008.

Andrew M. Regalia, Jr.; Vice President

Mr. Regalia is a seasoned real estate appraiser. He has a diversified real estate banking, development and appraisal background spanning 30 years and encompassing all facets of the residential and commercial real estate spectrum.  Since 1991, Mr. Regalia has been the owner of Regalia Appraisal Company, and he provides consulting services to RES.  Regalia Appraisal Company is a private Northern California real estate appraisal firm that has completed more than three thousand residential and commercial appraisals and consulting engagements while providing mortgage, estate, and litigation support to private clients. Prior to being a business owner, Mr. Regalia served as Chief Financial Officer at Pacific Heights Development Co., a real estate development company from 1983 to 1990. From 1980 to 1983, he served as Vice President - Real Estate Lending Manager at Bank of California in San Francisco. Mr. Regalia’s real estate lending career began at Bank of America, where he was the second in charge of the San Francisco Main Office construction lending group from 1977 to 1980. Mr. Regalia has a Bachelor of Science in Business Administration from the University of San Francisco.  Mr. Regalia served as a director until November 2008.

Theodore J. Ammiro; Vice President

Mr. Ammiro founded Ammiro Mortgage in 1985 and has been operating it since. Ammiro Mortgage is a full service mortgage company providing finance for multi-unit residential, commercial and industrial properties and single family dwellings. Mr. Ammiro is the controlling stockholder and the President of RES.  Prior to 1985, Mr. Ammiro spent three years as a Loan Agent at Pacific Capital specializing in the finance of apartments, commercial and industrial real estate. From 1979 to 1982, Mr. Ammiro founded Larkspur Development Company to build luxury condominium units in Ketchum, Idaho. Mr. Ammiro’s community involvement includes Trustee of the Board of Presidio Hill School in San Francisco, as well as Trustee of the Board of Drew College Preparatory School. Mr. Ammiro holds an Associate of Arts Degree from College of San Mateo in Business Administration, and a Bachelor of Science Degree from San Jose State University in Business. Additionally, Mr. Ammiro holds his Real Estate Brokers License.  Mr. Ammiro served as a director until November 2008.

Directors

Alfred W. Williams; Director

Mr. Williams is General Manager of Alfred Williams Consultancy (AWD), a company Mr. Williams founded in 1993. AWD specializes in developing and implementing public affairs programs in the private and public sectors. From 1985 to 1993, Mr. Williams served as General Manager of Olympia & York’s San Francisco office. There he managed all aspects of the Yerba Buena Gardens project. Mr. Williams spent the previous four years as Senior Consultant at Pacific Management Systems in San Francisco, where he planned and conducted management development seminars. From 1980 to 1981, Mr. Williams served as Area Coordinator for Community Boards in San Francisco. Prior to Community Boards, Mr. Williams spent a year as Assistant Corporate Equal Employment Opportunity Manager at Kaiser Health Plan in Oakland. Mr. Williams served as Affirmative Action Officer for the County of Alameda in Oakland from 1975 to 1979. In 1971, Mr. Williams held the position of Head of Check Processing with the Federal Reserve Bank of San Francisco. Mr. Williams’ civic involvement includes President, San Francisco African American Historical & Cultural Society; Treasurer, Community Design Center; Life Member, National Association for the Advancement of Colored People. Mr. Williams holds a Bachelor of Science Degree in Sociology from Florida A & M University and is a graduate of the Management Graduate Studies, Executive Program, University of California, Los Angeles.  He has served as a director since March 2007.

Dean Mark Brosche; Director

Mr. Brosche has successfully financed, managed and owned lodging properties in California and throughout the United States for over 20 years. From 1973 through 1980, Mr. Brosche was employed in management with Hyatt Hotels and in corporate and commercial real estate finance with Bank of America. In 1980, Mr. Brosche, along with Dennis Brown, founder of Super 8 Motels, formed Brown, Brosche Financial, Inc. (“Brown, Brosche”).  The firm provided advisory services to multi-property Super 8 Motel franchisees that were experiencing difficulty in arranging financing for new construction of chain affiliated motels. From 1980 to 1988, Brown, Brosche also developed and managed 26 Super 8 Motel franchises. In 1988, following the untimely death of Dennis Brown, his friend and business partner, Mr. Brosche formed Richmark Inns and engaged in the management of the lodging properties developed by Brown, Brosche. Richmark Inns also provided third-party management services for institutional owners of lodging properties which involved a major state employee pension fund, labor union pension fund and a Southern California Savings Bank. The Brown, Brosche portfolio was positioned for sale by Richmark Inns, with the last property being sold in 2001. Over the past several years, Mr. Brosche has focused on advisory assignments to assist established lodging industry contacts who are seeking financing to facilitate development, acquisition and refinancing opportunities. In addition to maintaining his relationships with pre-existing clients and contacts, Mark joined Borel Private Bank & Trust Company as a Senior Vice President in 2005 to develop new business with high net worth individuals, and originate commercial real estate loan transactions for the bank. Mr. Brosche graduated in 1973 from Santa Clara University with a Bachelor of Science Degree in Commerce, and attended Golden Gate University for post-graduate courses in finance. He has received professional status as a Certified Hotel Administrator from the American Hotel & Motel Association, and holds a California real estate license.  He has served as a director since March 2007.

David Weild IV, Director and non-executive Chairman of the Board

Mr. Weild is the founder of Capital Markets Advisory Partners (“CMA Partners”), a capital markets and investment banking consultancy located in New York City.  Mr. Weild has been with CMA Partners since August, 2004.  He was formerly Vice Chairman of The NASDAQ Stock Market (“NASDAQ”) in charge of the Corporate Client Division with line responsibility for NASDAQ's 4,000 listed companies from 2001 through 2003.  Mr. Weild was behind NASDAQ's Market Intelligence DeskSM, Corporate Services NetworkSM, Dual Listings and Research Initiatives.  Prior to NASDAQ, Mr. Weild spent 14 years at Prudential Securities in a number of senior management roles, including President of eCommerce, Head of Corporate Finance, Head of Technology Investment Banking and Head of Equity Capital Markets in New York, London and Tokyo. Mr. Weild holds an MBA from the Stern School of Business and a BA from Wesleyan University. He has studied at The Sorbonne, Ecole des Haute Etudes Commerciales, and at The Stockholm School of Economics.  He has served as a director, and as the non-executive Chairman of the Board since September 1, 2008.

Marie Jorajuria, Director

Marie Jorajuria is the founder and principal of Compliance Assist, Inc. a financial operations, management and compliance company serving broker-dealers.  Ms. Jorajuria has been the principal of Compliance Assist, Inc. since its formation in 2002.  Ms. Jorajuria is also the Chief Financial Officer and FinOp of Merlin Securities, a brokerage firm serving the hedge fund industry, since 2005.  Between 2001 and 2004, Ms. Jorajuria was the Chief Financial Officer and FinOp of Shoreline Pacific LLC, a boutique investment bank and broker-dealer, and held the position of Senior Vice President from 1999 to 2001.  Ms. Jorajuria has more than 15 years of financial, consulting and regulatory experience.  Ms. Jorajuria holds a BA degree in Economics from the University of California at Berkeley, and a Certificate of Advanced Accounting Proficiency from Santa Clara University.  Ms. Jorajuria holds FINRA series 27, 24, 55, 7, and 63 licenses.  She has served as a director since November 2008.

Compliance with Section 16(a) of the Exchange Act

Not applicable.

Code of Ethics

The Company has adopted a written code of ethics that applies to its directors, executive officers, and employees.  The Company’s Code of Ethics is designed to deter wrongdoing and to promote:

1.	Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

2.	Full, fair, accurate, timely, and understandable disclosure in reports and documents that the Company files with, or submits to, the SEC and in other public communications made by the Company;

3.	Compliance with applicable governmental laws, rules and regulations;

4.	The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and

5.	Accountability for adherence to the code.

A copy of this Code of Ethics has been filed in the Company’s Exchange Act filings.

Corporate Governance: Nominating, Audit, and Compensation Committees

Board of Director Meetings.  The Board of Directors of the Company held [4] meetings in 2008.

Board of Director Committees.  The Company has established separate nominating and corporate governance, audit, and compensation committees of the Board of Directors.  The Compensation Committee held 4 meetings in 2008, the Nominating and Corporate Governance Committee held  2 meetings in 2008 and the Audit Committee held 3 meetings in 2008.  No Director attended less than 75% of the Board and Committee meetings on which such Director served.

Nominating and Corporate Governance Committee.  As of December 31, 2008, the Nominating and Corporate Governance Committee is composed of Mark Brosche and Alfred Williams.  Mr. Williams is chairman of the Nominating and Corporate Governance Committee.  The Nominating and Corporate Governance Committee will consider candidates recommended by voting security holders (as of December 31, 2008, 94% of the voting securities are currently held by CSM).  The Nominating and Corporate Governance Committee does not have a formal procedure to be followed by a voting security holder who wishes to submit a candidate.

Audit Committee.  As of December 31, 2008 the Audit Committee is composed of Marie Jorajuria and Mark Brosche.  Ms. Jorajuria is the chair of the Audit Committee, and is the designated “audit committee financial expert” as that term is defined in Item 407(d)(5)(ii) of Regulation S-B promulgated under the Exchange Act and is “independent” as described under Item 13 (see “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE – Director “Independence””).

Compensation Committee.  As of December 31, 2008, the Compensation Committee is composed of Mark Brosche, Marie Jorajuria, and Alfred Williams.  Mr. Brosche is the chairman of this Committee.  This Committee will review the compensation of the senior executives as well as the general compensation plans for all employees.

Item 11.	EXECUTIVE COMPENSATION

During 2008 the Company’s Board of Directors adopted a Charter for the Compensation Committee which grants the Compensation Committee the authority (among other powers) to develop guidelines, review and evaluate the compensation and performance of the CEO and other senior officers, to make recommendations to the Board of Directors with respect to incentive compensation, to develop managerial succession plans, and to review and recommend changes to Director compensation levels. The Board does not delegate authority for determining executive officer or director compensation; however, the Board does take guidance from the Company’s President and CEO, Mr. Bozora and Mr. Redpath, respectively, concerning the compensation of executive officers other than themselves.

Executive Officer Summary Compensation Table

The following table presents summary compensation for the named executive officers for years ended December 2006, 2007 and 2008:

Name and Principal Position:	Year	Salary	Bonus ($) (1)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Comp. ($).	Non-Qualified Deferred Comp. Earnings ($)	All Other Comp. ($)	Total ($)
Michael Bozora, President (2)	2008	250,000.00	--	--	-0-	--	--	--	250,000.00
	2007	250,000.00	--	--	--	--	--	--	250,000.00
	2006	27,083.33	--	--	-0-	--	--	--	27,083.33
Timothy Redpath, Chief Executive Officer (2)	2008	250,000.00	--	--	-0-	--	--	--	250,000.00
	2007	250,000.00	--	--	--	--	--	--	250,000.00
	2006	27,083.33	--	--	-0-	--	--	--	27,083.33
Mark Williams, Chief Financial Officer	2008	94,295.00	--	--	-0-	--	--	--	94,295.00
	2007	58,803.00	--	--	--	--	--	--	58,803.00
	2006	-- (3)	--	--	--	--	--	--	-- (3)

(1)
In accordance with their compensation arrangements, Messrs. Bozora and Redpath are each entitled to a quarterly cash bonus equal to 20% of our net income before depreciation, amortization and taxes as calculated for each calendar quarter by our Board using generally accepted accounting principles consistently applied. Such bonus, if any, shall be paid as soon as practical following each calendar quarter.  However, the Company had no net income for 2006, 2007 or 2008, and therefore no bonuses were earned nor paid.  Mr. Mark Williams is not entitled to a similar cash bonus.

(2)
Compensation information with respect to Messrs. Boroza and Redpath in connection with their role as Directors of the Company is presented in the Director Compensation Table set forth below within this Item 11.

(3)	Mr. Mark Williams became the CFO on May 6, 2006, but did not receive any compensation until 2007. The amounts paid in 2007 included payments for work performed in 2006.

Option Exercises and Option Vesting

The following table presents the option exercises and vesting of stock options for the named executive officers as of December 31, 2008,

Option Exercises and Stock Vested
	Option Awards		Stock Awards
Name (a)	Number of shares acquired on exercise (#) (b)	Value realized on exercise ($) (c)	Number of shares acquired on vesting (#) (d)	Value realized on vesting ($) (e)
Michael Bozora (President, Director)	566,050	0 (1)	--	--
Timothy Redpath (Chief Executive Officer, Treasurer, Secretary, and Director)	689,218	0 (1)	--	--
Mark Williams (Chief Financial Officer)	73,833	0 (1)	--	--

(1)
The options exercised were exercised at their fair market value resulting in no value received upon exercise.  The option exercise price was $0.01625 which was also the fair market value of a common share of the Company at the time of exercise of the options.

Outstanding Equity Awards at Fiscal Year-End

On December 3, 2008, the Board adopted the Incentive Plan.  Stock options granted prior to that date were granted by the Board without a formal equity plan. The options issued are administered by the Board, which selects persons to receive awards and determines the number of options subject to each award and the terms, conditions, performance measures and other provisions of the award.

No stock awards were granted or outstanding and there were no nonqualified deferred compensation earnings in 2008.  The section of the chart normally containing this information has been omitted, and only the information relating to stock options is shown.

The following table presents the outstanding equity stock option awards held by each of the named executive officers as of December 31, 2008:

Name	Number of Securities Underlying Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised, Unearned Options (#)	Option Exercise Price (2) ($)	Option Expiration Date
Michael W. Bozora (President, Director)	984,434 (1) (3)	--	--	$0.01625 (3)	01/01/2016
Timothy R. Redpath (Chief Executive Officer, Treasurer, Secretary, Director)	891,266 (1) (3)	--	--	$0.01625 (3)	01/01/2016
MMark Williams (CChief Financial Officer)	-- (3)	--	--	$0.01625 (3)	12/03/2018

(1)
Represents the vested and unexercised portion of stock options granted January 1, 2006.  Messrs. Bozora and Redpath, the President and Chief Executive Officer of the Company, respectively, have been granted non-statutory stock options entitling them to purchase 1,476,651 Common Shares at an exercise price of $0.01625 per share.  On December 3, 2008, by resolutions of the Board, the remaining unvested options to purchase 984,434 Common Shares held by Messrs. Bozora and Redpath were accelerated and all options relating to their stock option grants from January 1, 2006, with respect to their service as officers, became fully vested on such date.  All of the stock options expire on the tenth anniversary of the date on which they were granted.

Messrs. Bozora and Redpath also have been granted non-statutory stock options to acquire 73,833 Common Shares as directors with the same exercise price of $0.01625 per share.  On December 3, 2008, by resolutions of the Board, the remaining unvested options to purchase 49,222 Common Shares held by Messrs. Bozora and Redpath were accelerated and all options relating to their stock option grants from January 1, 2006, with respect to their service as directors, became fully vested on such date.  All of the stock options expire on the tenth anniversary of the date on which they were granted.

(2)	Represents the fair market value of the underlying Common Shares, on a per share basis, of the options.

(3)
On December 3, 2008, the Company’s Board, and the Company’s then sole holder of all the outstanding Common Shares of the Company, approved a stock split of 12,305.427 for 1.  These numbers have been adjusted for the stock split.

Director Compensation.

The Company pays its non-employee directors a fee of $1,500 for each Board meeting attended (which amount includes and is not in addition to any committee meetings of the Board conducted on the same day as a meeting of the Board).

The following table presents director compensation for 2008 (but excludes those directors who are named executive officers and whose compensation is shown in the Executive Compensation Table above):

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other compensation ($)	Total (Non-Option Award) Compensation ($)
Alfred Williams	$6,000	--	-0- (1) (3)	--	--	--	$6,000
Dean Mark Brosche	$6,000	--	-0- (1) (3)	--	--	--	$6,000
David Weild	$3,000	--	-0- (2) (3)	--	--	$1,083 (4) $140,000 (5)	$3,000 (5)
Marie Jorajuria	$3,000	--	-0- (2) (3)	--	--	--	$3,000
Theodore Ammiro (7)	$6,000	--	-0- (1) (3)	--	--	$118,479 (6)	$6,000 (6)
Andrew Regalia (7)	$6,000	--	-0- (1) (3)	--	--	$118,479 (6)	$6,000 (6)

(1)
On June 5, 2008, the Board granted non-statutory stock options to Messrs. Ammiro, Regalia, Alfred Williams and Brosche, entitling each of them to purchase 73,833 Common Shares at an exercise price of $0.01625 per share.  Options to purchase 24,611 Common Shares vested immediately on the grant date and on December 3, 2008, by resolutions of the Board, the remaining unvested options to purchase 49,222 Common Shares held Messrs. Alfred Williams and Brosche were accelerated and all options relating to their stock option grants from June 5, 2008, in connection with their service as directors, became fully vested on such date.  On November 13, 2008, Messrs. Ammiro and Regalia resigned as directors and the remaining 49,222 unvested stock options held by each of them were terminated and on December 3, 2008, the Board granted non-statutory stock options to Messrs. Ammiro and Regalia entitling each to purchase 49,222 Common Shares at an exercise price of $0.01625, and all such options vested immediately.  All of the stock options expire on the tenth anniversary date of the date on which they were granted.

(2)
On December 3, 2008, the Board granted non-statutory stock options to Mr. Weild, and to Ms. Jorajuria, entitling each of them to purchase 73,833 Common Shares at an exercise price of $0.01625 per share.  All of the stock options vested immediately.  All of the stock options expire on the tenth anniversary of the date on which they were granted.

(3)
On December 3, 2008, the Company’s Board, and the Company’s then sole holder of all the outstanding Common Shares, approved a stock split of 12,305.427 for 1.  These numbers have been adjusted for the stock split.

(4)	Represents an authorized reimbursement of expenses to such director.

(5)
Mr. Weild is the majority stockholder and the President of NRE.  Mr. Weild provides consulting services to the Company under a consulting agreement between NRE and the Company.  The amount shown in the table includes $140,000 that has been paid as of December 31, 2008 to NRE under the consulting agreement.  Such consulting fees are not included within the column entitled “Total (Non-Option Award) Compensation” in the table above.

(6)
Mr. Ammiro is the majority stockholder and the President of RES.  Messrs. Ammiro and Regalia provide consulting services to the Company under a consulting agreement between RES and the Company.  The amount shown in the table includes $118,478.92 that has been paid as of December 31, 2008 to RES under the consulting agreement.  Such consulting fees are not included within the column entitled “Total (Non-Option Award) Compensation” in the table above.

(7)	Messrs. Ammiro and Regalia resigned as Directors effective November 13, 2008.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of December 31, 2008, certain information regarding beneficial ownership of our Common Shares by (a) each person or group known by us to be the beneficial owner of more than 5% of our outstanding Common Shares, (b) each director and executive officer of ours, and (c) all directors and executive officers of ours as a group. Each shareholder named in the below table has sole voting and investment power with respect to our Common Shares shown in the table. Shares underlying any options or warrants included in the table may not be currently exercisable.  The below figures do not reflect the Common Shares are underlying the Incentive Plan (for which no award grants have yet been made) or the Common Shares underlying the warrants to be paid as commission to the Placement Agents in connection with this offering.

Shareholder	Address	Common Shares Beneficially Owned	Percent of Common Shares
Timothy Redpath	21 Tamal Vista Blvd., Suite 230 Corte Madera, CA 94925	12,519,234 (1)	38.00%
Michael Bozora	21 Tamal Vista Blvd., Suite 230 Corte Madera, CA 94925	12,519,234 (1)	38.00%
Charles T. Thompson	433 Bushaway Road Wayzata, MN 55391	2,928,692 (2)	8.89%
Company Officers and Directors as a Group		3,691,632 (3)	11.21%

(1)
CSM owns 29,250,000 Common Shares, of which 10,968,750 Common Shares are beneficially owned by each of Messrs. Bozora and Redpath because they each own 50% of Capital Solutions Associates, LLC, which, in turn, is the sole general partner and the 75% economic interest holder in CSM.  This figure also includes 1,550,484 Common Shares underlying the stock options granted to each of Messrs. Bozora and Redpath, all of which are vested and exercisable by each of Messrs. Bozora and Redpath within 60 days.

(2)
Charles T. Thompson owns 10% of the economic interests in CSM which, in turn, owns 29,250,000 of the Company’s Common Shares.  The other 15% of the economic interests in CSM are owned by 12 individual investors, with no investor owning more than 3%.  The remainder of the economic interests in CSM are owned by Capital Solutions Associates, LLC, and beneficially owned by Messrs. Bozora and Redpath.

(3)
Includes the 10,968,750 Common Shares that are beneficially owned by each of Messrs. Bozora and Redpath and 3,691,632 Common Shares underlying all options granted to the Company’s directors and officers, all of which are vested and exercisable by the Company’s directors and officers within 60 days.

Equity Compensation Plan Information

The following table provides information, as of December 31, 2008, with respect to stock options outstanding and available under grant awards.  The Company has not issued stock option under its recently adopted equity compensation plan, but has issued various stock option awards as “individual compensation arrangements” as provided in Rules 201(d) and 402(a)(6)(ii) of Regulation S-K of the Securities Act. The options issued are administered by the Board of Directors, which selects persons to receive awards and determines the number of options subject to each award and the terms, conditions, performance measures and other provisions of the awards.  The Company’s general policy is to grant stock options with an exercise price equal to the fair market value of a share at the date of grant. Refer to Notes 1 and 6 of the Financial Statements included in Item 8 of this Form 10-K for additional information related to these stock-based compensation awards.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b) (4)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	-0-	-0-	-4,500,000(5)-
Equity compensation plans not approved by security holders	3,691,632 (2)(3)	$.01625	N/A (1)

(1).	The stock options shown were issued under a “plan” as provided under Item 402(a)(5)(ii) of Regulation S-B and no other securities are reserved for future issuance.

(2)
Timothy R. Redpath, the Company’s Chief Executive Officer and Michael Bozora, the Company’s President have been granted non-statutory stock options entitling them to purchase 1,476,651 shares each of the Company’s common stock at the exercise price of $0.01625 per share.  Non-statutory stock options have also been granted to other officers, Messrs. Williams, Dobson, Ammiro and Regalia, entitling these officers in the aggregate to purchase 246,110 shares of the Company’s common stock at an exercise price of $0.01625.  All of the stock options are fully vested.  All stock options expire 10 years after they were issued.

(3)
Messrs Bozora and Redpath, as the Company’s original directors have been  each granted 73,833 stock options (with an exercise price of $0.01625 per share), and which options are fully vested  All other Directors have been granted, in the aggregate, 344,554 stock options (with an exercise price of $0.01625) and which options are fully vested.   All stock options will expire 10 years after they were issued.

(4)	Represents the fair market value of the underlying shares as of the grant date of the options.

(5)
On December 3, 2008, the Board of Directors approved the 2008 Incentive Plan and reserved 4,500,000 shares of the Company’s common stock for issuance under the 2008 Incentive Plan.  As of March 31, 2009, no grants have been made under this plan.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Capital Solutions Management, L.P.

As of March 31, 2009, CSM owns 29,250,000 shares (which represents approximately 88.79% of the outstanding Common Shares of the Company, not including the Common Shares reserved under the Incentive Plan, as no award grants have been made as of March 31, 2009 but including vested stock options that are exercisable within 60 days).  Messrs. Redpath and Bozora, each control 50% of Capital Solutions Associates, LLC, the sole general partner and the owner of a 75% beneficial ownership interest in CSM.  Charles T. Thompson owns 10% of the Limited Partnership interest in CSM.  The other 15% of the Limited Partnership interests in CSM are owned by 12 individual investors, with no investor owning more than 3%.

Conflicts Involving Certain of our Affiliates

Messrs. Mark Williams (the Company’s Chief Financial Officer) and Dobson (the Company’s General Counsel) also serve as financial advisor and legal advisor, respectively, to certain of the Company’s affiliates, including CSM, Capital Solutions Associates, LLC and Capital Solutions Adviser LLC.  Ms. Jorajuria also serves as the FinOp of the Company’s affiliate, Capital Solutions Distributor, LLC, on a consulting basis.

In circumstances where the Company needs financial, accounting or legal advice on inter-company transactions, the officers above may potentially have conflicts of interest.

Real Equity Solutions, Inc.

Messrs. Ammiro and Regalia (each a Vice President of the Company) are affiliated with RES.  Mr. Ammiro, who is an officer of the Company, is the controlling stockholder and President of RES.  In February 2008, the Company agreed to provide a credit facility to RES. At the time, both Messrs. Ammiro and Regalia were directors of the Company.  The credit facility is used to fund RES’s commercial and residential real estate financing operations which are secured by second-priority deeds of trust on the financed properties.   As of December 31, 2008, the principal amount of the outstanding loan from the Company to RES was $2,008,495.

The Company also has an ongoing consulting relationship with RES under which both Messrs. Ammiro and Regalia provide consulting services to the Company

The National Research Exchange, Inc.

Mr. Weild (a Director of the Company) is the founder and President of the National Research Exchange, Inc. (“NRE”), which has a consulting relationship with the Company.  Mr. Weild may also provide consulting services to the Company.  The Company paid NRE $140,000 in 2008 for its consulting services.

Marie Jorajuria

Ms. Jorajuria (a Director of the Company) is the founder and principal of Compliance Assist, Inc. (“Compliance Assist”), a financial operations, management and compliance company.  Compliance Assist has been retained by Capital Solutions Distributors LLC (“CSD”), a registered broker-dealer and an affiliate of the Company, to act as CSD’s FinOp.  As the FinOp, Compliance Assist, through Ms. Jorajuria, is responsible for financial and operational compliance of CSD with various regulatory requirements, principally the minimum capital rules.  Ms. Jorajuria is an “independent” Director of the Company (see “Director “Independence”” below).  Compliance Assist was paid $6,550 by CSD during 2008 for Compliance Assist’s services.

Transactional Investment Management Fees

The Company may, in the event of a foreclosure, retain individual project property managers to oversee specific real estate projects, or developers or contractors to manage the building of the projects.  These property managers, developers and/or contractors may be affiliated with the Company, and while rates will be negotiated on a case-by-case basis depending upon the extent and scope of the services required, there is a potential conflict of interest and the contract fees and arrangements may not be seen as arm's-length.

Director “Independence”

The Company’s Board of Directors has adopted NYSE Rule 303A.02 as its standard of “independence”.  A Director will not be considered "independent" under this standard unless the Board affirmatively determines that the Director has no material relationship with the Company. In making this determination, the Board will broadly consider all facts and circumstances the Board deems relevant from the standpoint of the Director and from that of persons or organizations with which the Director has an affiliation. Material relationships can include commercial, industrial, banking, consulting, legal, accounting, charitable and familial relationships among others.

Under this standard, a Director is not independent if:

(i)  The director is, or has been within the last three years, an employee of the Company, or an immediate family member is, or has been within the last three years, an executive officer of the Company.

(ii)  The director has received, or has an immediate family member who has received, during any twelve-month period within the last three years, more than $120,000 in direct compensation from the Company, other than director and committee fees and pension or other forms of deferred compensation for prior service (provided such compensation is not contingent in any way on continued service).

(iii)  (A) The director is a current partner or employee of a firm that is the company's internal or external auditor; (B) the director has an immediate family member who is a current partner of such a firm; (C) the director has an immediate family member who is a current employee of such a firm and personally works on the Company's audit; or (D) the director or an immediate family member was within the last three years a partner or employee of such a firm and personally worked on the Company's audit within that time.

(iv)  The director or an immediate family member is, or has been with the last three years, employed as an executive officer of another company where any of the Company's present executive officers at the same time serves or served on that company’s compensation committee

(v)  The director is a current employee, or an immediate family member is a current executive officer, of a company that has made payments to, or received payments from, the Company for property or services in an amount which, in any of the last three fiscal years, exceeds the greater of $1 million, or 2% of such other company's consolidated gross revenues.

The Board of Directors has determined that all Directors of the Company, except Messrs Bozora and Redpath, are “independent” Directors.  The Board has determined specifically that the consulting arrangement between the Company and Messrs Ammiro and Regalia; the consulting arrangement between Mr. Weild and the Company; and the consulting relationship between Ms. Jorajuria and the Company’s affiliate, Capital Solutions Distributors LLC; are not “material relationships” which would disqualify them from being “independent”.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICE

LL Bradford (“Bradford”), an independent certified public accounting firm, performed the audit of the Company’s consolidated financial statements for the fiscal years ending December 31, 2007, and December 31, 2008.

Fees Paid to the Independent Auditors.  For the fiscal years ending December 31, 2008 and December 31, 2007, fees paid to Bradford by the Company consisted of the following:

1)  Audit Fees.  Aggregate audit fees billed to the Company by Bradford for the fiscal years ending December 31, 2008 December 31, 2007 for review of the Company’s annual financial statements and those financial statements included in the Company’s Form 10-Q filings, and for services that are normally provided by Bradford in connection with statutory and regulatory filings and engagements for such fiscal years, totaled $35,000 and $38,000, respectively.

2)  Audit-Related Fees.  There were audit-related fees of $1,000 and $1,400 respectively billed to the Company by Bradford for the fiscal years ending December 31, 2008 and December 31, 2007.  Such services consisted of reviewing S-1 amendments.

3)  Tax Fees.  There were no fees billed to the Company by Bradford for the fiscal years ending December 31, 2008 and December 31, 2007 for tax compliance, tax advice, or tax planning services.

4)  All Other Fees.  There were no other fees paid to Bradford for the fiscal years ending December 31, 2008 and December 31, 2007.

For the fiscal year 2008 the Audit Committee considered and deemed the services provided by Bradford compatible with maintaining each accountant’s independence.  The Board and its Audit Committee have a policy that the Audit Committee shall approve all services described above in the discussion of fees paid to Bradford.

None of the hours expended on Bradford engagement to audit our financial statements for the fiscal years ending December 31, 2008 and December 31, 2007, were attributed to work performed by persons other than Bradford’s full-time permanent employees.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Our Financial Statements are available on pages F-1 et seq., and included as part of this Form 10-K.  A list of our Financial Statements is provided in response to Item 15 (Exhibits) of this Form 10-K and such Financial Statements are incorporated herein by reference.

The following exhibits are filed as part of this Form 10-K and this list includes the Exhibit Index:

Index to Exhibits
Exhibit
Number	Exhibit	Location
3.1	Amended and Restated Certificate of Incorporation of CS Financing Corporation	6
3.2	Bylaws of CS Financing Corporation	1
3.3	Amendment of Bylaws	5
4.1	Form of Indenture	2
4.2	Form of 5 Year Note	2
10.1	Termination Agreement by and between the Company and Hennessey Financial LLC dated December 4, 2008	*
10.2	Termination Agreement by and between the Company, Hennessey Financial LLC and Capital Solutions Monthly Income Fund, LP dated December 4, 2008	*
10.3	Director Nonqualified Stock Option Agreement with Michael Bozora dated January 1, 2006	3
10.4	Amendment to Director Nonqualified Stock Option Agreement with Michael Bozora dated December 3, 2008	*
10.5	Employee Nonqualified Stock Option Agreement with Michael Bozora dated January 1, 2006	3
10.6	Amendment to Employee Nonqualified Stock Option Agreement with Michael Bozora dated December 3, 2008	*
10.7	Director Nonqualified Stock Option Agreement with Timothy Redpath dated January 1, 2006	3
10.8	Amendment to Director Nonqualified Stock Option Agreement with Timothy Redpath dated December 3, 2008	*
10.9	Employee Nonqualified Stock Option Agreement with Timothy Redpath dated January 1, 2006	3
10.10	Amendment to Employee Nonqualified Stock Option Agreement with Timothy Redpath dated December 3, 2008	*
10.11	Director Nonqualified Stock Option Agreement with Marie Jorajuria dated December 3, 2008	*
10.12	Director Nonqualified Stock Option Agreement with David Weild dated December 3, 2008	*
10.13	Amendment to Director Nonqualified Stock Option Agreement for Dean Mark Brosche dated December 3, 2008	*
10.14	Amendment to Director Nonqualified Stock Option Agreement for Alfred Williams dated December 3, 2008	*
10.15	Employee Nonqualified Stock Option Agreement with Theodore Ammiro dated December 3, 2008	*
10.16	Employee Nonqualified Stock Option Agreement with Richard Dobson dated December 3, 2008	*
10.17	Employee Nonqualified Stock Option Agreement with Andrew Regalia dated December 3, 2008	*
10.18	Employee Nonqualified Stock Option Agreement with Mark Williams dated December 3, 2008	*

10.19	CS Financing Corporation 2008 Incentive Plan	*
10.20	Employment Agreement between the Company and Michael Bozora dated January 16, 2009	7
10.21	Employment Agreement between the Company and Timothy Redpath dated January 16, 2009	7
10.22	Professional Services Agreement between the Company and Mark Williams	4
10.23 10.24 10.25
Consulting Agreement between the Company and The National Research Exchange, Inc. dated August 1, 2008
Addendum to Employment Agreement between Company and Michael Bozora
Addendum to Employment Agreement between Company and Timothy Redpath
		* * *
14	Code of Ethics	5
31	Certification of Chief Executive Officer & Chief Financial Officer pursuant to Rule 15d	*
32	Certification pursuant to Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code	*
	Company Balance Sheets as of December 31, 2008 and 2007, and related statement of earnings, changes in shareholders equity and cash flows for the years then ended	F-1

*           Filed as part of this 2008 Form 10-K

1.	Incorporated by reference from Registrant’s Registration Statement on Form S-1 (File #333-129919) (Filed on November 23, 2005)

2.	Incorporated by reference from Registrant’s Registration Statement on Form S-1/A (File #333-129919) (Filed on July 5, 2006)

3.	Incorporated by reference from Registrant’s Registration Statement on Form S-1/A (File #333-129919) (Filed on August 24, 2006)

4.	Incorporated by reference from Registrant’s 2007 Form 10-Q (Filed on May 11, 2007)

5.	Incorporated by reference from Registrant’s 2007 Form 10-KSB (Filed on March 31, 2008)

6.	Incorporated by reference from Registrant’s Form 8-K (Filed December 9, 2008)

7.	Incorporated by reference from Registrant’s Form 8-K (Filed January 20, 2009)

SIGNATURES

CS FINANCING CORPORATION

By:	/s/ Timothy R. Redpath
TIMOTHY R. REDPATH
Chief Executive Officer, Treasurer, Secretary, Director
(Principal Executive Officer)
Dated: March 31, 2009 By: /s/ Mark Williams MARK WILLIAMS Chief Financial Officer (Principal Financial And Accounting Officer) Dated: March 31, 2009

In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.  Each director of the registrant whose signature appears below hereby appoints Timothy R. Redpath and Michael W. Bozora, and each of them severally, as his attorney-in-fact, to sign in his name and on his behalf, as a director of registrant, and to file with the Commission any and all amendments to this report on Form 10-K.

Dated:
/s/ Michael W. Bozora	President and Director	March 31, 2009
MICHAEL W. BOZORA

/s/ Timothy R. Redpath	Chief Executive Officer, Treasurer,	March 31, 2009
TIMOTHY R. REDPATH	Secretary, Director

/s/ David Weild	Director	March 31, 2009
DAVID WEILD

/s/ Alfred W. Williams	Director	March 31, 2009
ALFRED W. WILLIAMS

/s/ Dean Mark Brosche	Director	March 31, 2009
DEAN MARK BROSCHE

/s/ Marie Jorajuria	Director	March 31, 2009
MARIE JORAJURIA

CS FINANCING CORPORATION

FINANCIAL STATEMENTS

DECEMBER 31, 2008

(With Report of Independent Registered Public Accounting Firm)

CS FINANCING CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
CS Financing Corporation
Corte Madera, California

We have audited the accompanying balance sheets of CS Financing Corporation as of December 31, 2008 and 2007, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended.  CS Financing Corporation’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CS Financing Corporation as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

L.L. Bradford & Company, LLC
March  26, 2009
Las Vegas, Nevada

CS FINANCING CORPORATION

BALANCE SHEETS
As of December 31,

ASSETS	2008	2007
CURRENT ASSETS
Cash and cash equivalents	$ 843,456	$ 2,488,784
Prepaid insurance	60,156	78,750
Prepaid expenses	-	16,333
Interest receivable, net	209,613	31,849
Total current assets	1,113,225	2,615,716

Property and equipment, net	30,567	29,575
Investment in notes receivable, net	2,008,485	2,500,000
Debt placement costs, net	937,565	862,109
Deferred issuance costs	471,566	-
Deposit	3,615	3,615
Loan origination costs, net	13,333	17,333
Total assets	$ 4,578,356	$ 6,028,348

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$ 219,155	$ 99,812
Accrued salaries	-	27,778
Accrued interest	41,375	28,458
Capital lease obligation - current portion	1,433	927
Note payable - current portion	39,128	64,174
Total current liabilities	301,091	221,149

LONG TERM LIABILITIES
Capital lease obligation	239	1,766
Notes - Series A payable	9,930,000	6,830,000
Total liabilities	10,231,330	7,052,915

STOCKHOLDERS' DEFICIT
Preferred Stock, $.01 par value, Preferred A, 6,750,000 shares authorized; Series B, 9,000,000 shares authorized;
unclassified 9,250,000 shares authorized; none issued	-	-
Common stock, $.01 par value, 70,000,000 shares authorized;
	31,022,099 and 29,250,000 shares issued and outstanding
at December 31, 2008 and December 31,2007, respectively	310,221	292,500
Additional paid-in capital	141,256	130,181
Accumulated deficit	(6,104,451)	(1,447,248)
Total stockholders' deficit	(5,652,974)	(1,024,567)

Total liabilities and stockholders' deficit	$ 4,578,356	$ 6,028,348

The accompanying notes are an integral part of these financial statements

CS FINANCING CORPORATION

STATEMENTS OF OPERATIONS
For the Years Ended December 31,

	2008	2007

INTEREST AND FEE INCOME	$ 554,355	$ 335,475

OPERATING EXPENSES
Insurance	92,004	90,000
Payroll	632,107	507,270
Professional fees	167,362	187,398
Interest expense	632,107	521,297
Allowance on investment in notes receivable
and interest recievable	2,811,986	-
Other	875,992	217,856
Total operating expenses	5,211,558	1,523,821

Operating Loss	$ (4,657,203)	$ (1,188,346)

Net Loss	$ (4,657,203)	$ (1,188,346)

Basic and diluted loss per common stock	$ (0.16)	$ (0.04)

Weighted average basic and diluted shares outstanding	29,376,232	29,250,000

The accompanying notes are an integral part of these financial statements

CS FINANCING CORPORATION

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
For the Years Ended December 31, 2008 and 2007

	Common Stock
	Shares	Amount	Additional Paid-in-Capital	Accumulated Deficit	Total Stockholder's Equity (Deficit)
BALANCES, December 31, 2006	29,250,000	$ 292,500	$ 130,181	$ (258,902)	$ 163,779
Net Loss for the year ended December 31, 2007			-	(1,188,346)	(1,188,346)

BALANCES, December 31, 2007	29,250,000	$ 292,500	$ 130,181	$ (1,447,248)	$ (1,024,567)

Exercise of employee stock options	1,772,099	17,721	11,075	-	28,796

Net Loss for the year ended December 31, 2008			-	(4,657,203)	(4,657,203)
BALANCES, December 31, 2008	31,022,099	$ 310,221	$ 141,256	$ (6,104,451)	$ (5,652,974)

The accompanying notes are an integral part of these financial statements

CS FINANCING CORPORATION

STATEMENTS OF CASH FLOW
For the Years Ended December 31,

	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (4,657,203)	$ (1,188,346)
Adjustments to reconcile net loss to cash flows from operating activities
Depreciation	7,208	3,597
Amortization of debt fees	79,601	40,153
Allowance in investment in notes receivable and interest receivable	2,811,986
Amortization of prepaid expenses	-	90,000
Changes in operating assets and liabilities
Change in interest receivable	(489,750)	(31,849)
Change in prepaid insurance	18,594	(18,000)
Change in prepaids and other current assets	16,333	(666)
Change in deposit	-	(3,615)
Change in accounts payable and accrued liabilities	119,343	(30,512)
Change in salaries	(27,778)	(26,389)
Change in accrued interest	12,917	27,714
Net cash flows used in operating activities	(2,108,749)	(1,137,913)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of notes receivable investment	(2,008,485)	(2,500,000)
Purchase of fixed assets	(8,200)	(29,978)
Net cash flows used in investing activities	(2,016,685)	(2,529,978)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments for debt placement costs	(151,057)	(503,069)
Proceeds from Notes - Series A payable	3,100,000	6,605,000
Principal payments on capital lease obligations	(1,021)	(501)
Common stock issuance	28,796	-
Deferred issuance costs	(471,566)	-
Principal payments on note payable	(25,046)	(72,026)
Net cash flows from financing activities	2,480,106	6,029,404

Net Change in Cash and Cash Equivalents	(1,645,328)	2,361,513

Cash and Cash Equivalents - Beginning of Period	2,488,784	127,271

Cash and Cash Equivalents - End of Period	$ 843,456	$ 2,488,784

Supplemental disclosure of cash flow information:
Cash paid for Interest	$ 884,811	$ 440,921
Cash paid for income taxes	$ -	$ -

Supplemental disclosure of cash flow information:
Debt placement costs included in accounts payable	$ -	$ 30,093
Assets acquired under capital lease	$ -	$ 3,194
Insurance policy acquired under note payable	$ 45,500	$ 72,000

The accompanying notes are an integral part of these financial statements

CS FINANCING CORPORATION

NOTES TO FINANCIAL STATEMENTS

NOTE 1 – Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

CS Financing Corporation (the Company), a wholly owned subsidiary of Capital Solutions Management, LP (Capital Solutions), was incorporated in Delaware on August 19, 2005.  The Company makes, purchases and services mezzanine loans and invests in financing mezzanine real estate lenders making such mezzanine real estate loans in the United States from proceeds of the Company’s offering of Five Year Notes-Series A (the “Notes Offering”).  The company has authorized 25,000,000 shares of preferred stock and is in the process of raising capital in connection with the issuance of the preferred stock offering.

     Management Estimates

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

   Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation and amortization.  Depreciation is provided Using the straight-line method over the estimated useful lives of the related assets, generally three to seven years.  Amortization on capital leases is over the lesser of the estimated useful life or the term of the lease.  Expenditures for repairs and maintenance are charged to operations as incurred.  We periodically evaluate whether events and circumstances have occurred that may warrant revision of the estimated useful lives of fixed assets or whether the remaining balance of fixed assets should be evaluated for possible impairment.  We use an estimate of the related undiscounted cash flows over the remaining life of the fixed assets in measuring their recoverability.

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

Investments in real estate loans are generally secured by deeds of trust or mortgages.  Generally, our real estate loans require interest only payments with a balloon payment of the principal at maturity.  We have also made loans that defer interest and principal until maturity.  We have both the intent and ability to hold real estate loans until maturity and therefore, real estate loans are classified and accounted for as held for investment and are carried at amortized cost.  Loans sold to or purchased from affiliates are accounted for at the principal balance and no gain or loss is recognized by us or any affiliate.

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

Additional facts and circumstances may be discovered as we continue our efforts in the collection and foreclosure processes.  This additional information often causes management to reassess its estimates.    Circumstances that may cause significant changes in our estimated allowance include, but are not limited to:

•	Changes in the level and trends relating to non-performing receivables including past due interest payments and past due principal payments;

•	Declines in real estate market conditions, which can cause a decrease in expected market value;

•	Discovery of undisclosed lines (including but not limited to, community improvement bonds, easements and delinquent property taxes);

•
Lack of progress on real estate developments after we advance funds.  We will customarily monitor progress of real estate developments and approve loan advances.  After further inspection of the related property, progress on construction occasionally does not substantiate an increase in value to support the related loan advances

•	Unanticipated legal or business issues that may arise subsequent to loan origination or loan advances or upon the sale of foreclosed property

•	Appraisals, which are only opinions of value at the time of the appraisal, may not accurately reflect the current value of the property.

The Company considers a loan to be impaired when based on current information and events, it is probable that Company will be unable to collect all amounts due according to the contractual terms of the loan agreement or when the payment of interest or principal is 90 days past due.

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

(e)
Investment in Real Estate Loans:  The fair value estimates for investments in real estate loans are generally based upon the present value of expected cash flows discounted at rates currently available for similar loans.  Fair value estimates are made at a specific point in time; based on relevant market information; are subjective in nature; and involve uncertainties and matters of significant judgment.  Fair values for loans, which are collaterally dependant, and/or are delinquent and/or in foreclosure are determined by their  underlying collateral securing the loans.

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

   Loan Origination Costs

Loan origination costs were incurred by the Company in anticipation of loans that the Company intends to offer.  These costs will be amortized over the life of the anticipated loan as a reduction of the loan's yield.  Loan origination costs were $13,333 and $17,333, net of accumulated amortization of $6,667 and $2,667 as of December 31, 2008 and 2007, respectively.

Debt Placement Costs

Costs incurred in connection with the Company’s Notes Offering will be deferred until the offering proceeds are received and then amortized over the term of the related financing agreements using the effective interest method.  Total debt placement costs as of December 31, 2008 and 2007 were $937,565 and $862,109 respectively, net of accumulated amortization of amounts expensed in 2008 and 2007 of $75,601 and $37,486 respectively.

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

  Deferred Issuance Costs

The company incurred $471,566 in legal fees in connection with the preferred stock offering during the year ended December 31, 2008.  As no preferred stock was issued during the year, these costs are reflected on the balance sheet as deferred issuance costs.

   Net Loss Per Common Share

In accordance with SFAS No. 128, Earnings Per Share, basic loss per common share is computed by dividing net loss by the weighted average common shares outstanding during the periods presented. Diluted loss per common share is computed by dividing net loss by the weighted average common and potential dilutive common shares outstanding computed in accordance with the treasury stock method. For all periods presented, diluted loss per common share is the same as basic loss per common share because the effect of outstanding options is anti-dilutive due to the net loss for all period presented.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133.”  This statement is intended to enhance the current disclosure framework in SFAS No. 133.  Under SFAS No. 161, entities will have to provide disclosures about (a) how and why and entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c), how derivative instruments and related hedged items effect an entity’s financial position, financial performance and cash flows.  SFAS No. 161 is effective for all financial statements issued for fiscal and interim periods beginning after November 15, 2008.  Since the Company does not currently have any derivative instruments, nor does it engage in hedging activities, the Company expects to have no significant financial impact as a result of adoption of SFAS No. 161.

In May 2008, FASB issued Financial Accounting Statement (“SFAS”) No. 162, “The Hierarchy of Generally Accepted Accounting Principles (“GAAP”).  The GAAP hierarchy is currently set forth in the American Institute of Certified Public Accountants (“AICPA”) Statement on Auditing Standards No. 69, the Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.  Auditing Standards No. 69 is (1) directed to the auditor, (2) is complex, and (3) ranks FASB Statements of Financial Accounting Concepts, which are subject to the same level of due process as the FASB Statements of Financial Accounting Statements, below industry practices that are widely recognized as generally accepted but that are not subject to due process.  The Board believes the GAAP hierarchy should reside in the accounting literature established by the FASB and instead of being directed to the auditor, should be directed to entities since they are responsible for selecting accounting principles for financial statements that are presented in accordance with GAAP.  This statement is to become effective 60 days following the Security and Exchange Commission’s (“SEC”) approval of the Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.  The Company does not expect any significant financial impact upon adoption of SFAS No. 162.

NOTE 2 – Property and Equipment

Property and equipment is comprised of the following:

	2008	2007
Furniture and fixtures	$ 24,069	$ 15,870
Computers and other office equipment	11,771	11,771
Software	5,531	5,531
	41,371	33,172
Less accumulated depreciation	(10,804)	(3,597)
	$ 30,567	$ 29,575

Depreciation expense related to the above assets was $7,208 and $3,597 for the years ended December 31, 2008 and 2007 respectively.

NOTE 3 – Investments in Notes Receivable

On April 30, 2007, the Company acquired, from a third party, a $2,000,000 promissory note issued byAssured Financial, a Minnesota LLC.  Assured Financial is a senior (1st position) real estate construction and development lender.  The Company acquired, from third parties, additional promissory notes issued by Assured Financial of $466,000  on June 30, 2007 and $34,000 on September 5, 2007. Total notes receivable issued by Assured Financial at March 31, 2008 are $2,500,000.  All notes mature on September 1, 2009 and are subject to an interest rate of 15% and are unsecured.  In January of 2008 the Company agreed with Assured Financial to defer collection of current interest payments for a twelve month period beginning in January of 2008.  In July of 2008 the Company was notified by the senior lender to Assured Financial that they will foreclose upon the collateral they hold and may not have enough proceeds to pay the junior lenders including ourselves.  Accordingly, we performed an analysis of the value of this investment and booked a reserve against of $1,179,700 on June 30, 2008.  Interest receivable from Assured Financial as of June 30, 2008 of $311,986 was also fully reserved.  On September 30, 2008 the Company determined that the entire amount of the note receivable and interest receivable should be charged off.  The total loss recognized in connection with the charge off of notes receivable and related interest in 2008 was $2,811,986.

During 2008, we completed financing to Real Equity Solutions (“RES”) for one property in Marin County, California, for an aggregate loan of $654,750 and two residential properties in San Francisco for $626,193 and $707,542.  RES has used the loan from the Company to fund its own lending and construction business. The loan to RES is secured by an assignment of real estate deeds of trust and has a term of 365 days (and which may be extended by the consent of both parties for up to an additional 6 months), with an effective interest of 15% and is due upon maturity.  The Company’s loan may be subordinated to senior lenders.

NOTE 4 – Capital Lease Obligation

In March of 2007 the Company obtained a capital lease from US Express to finance equipment acquired.  The agreement bears interest at a rate of 3.15% per annum which matures on March 31, 2010. The monthly principal and interest payments are $150.  The balance of the note at December 31, 2008 and 2007 was $1,672 and $2,693 respectively.

NOTE 5 – Note Payable

On November 17, 2007, the Company entered into a new agreement with First Insurance Funding Corporation to finance insurance premiums. The agreement bears interest at a rate of 7.55% per annum and will mature in August 2008 and requires monthly principal and interest payments of $8,254. The balance of the note payable was $64,174 at December 31, 2007.

On November 17, 2008, the Company entered into an agreement with First Insurance Funding Corporation to finance insurance premiums.  The agreement bore interest at a rate of 7.95% per annum and matured in August 2009 and required monthly principal and interest payments of $6,673.  The balance of the note payable was $39,128 at December 31, 2008.

NOTE 6 – Notes – Series A

The Company issued $3,100,000 of Five Year Notes-Series A (“Notes”) during the year ended December 31, 2008 pursuant to a registration statement on Form S-1 (the “Registration Statement”).  The Notes are due in 2013 and bear interest at a fixed rate (calculated based upon a 360-day year) of ten percent (10%). Interest is payable monthly with the first interest payment commencing thirty (30) days from issuance.   The issuance of the Notes are summarized as follows:

	Amount	Matures
For the year ended December 31, 2006	$ 225,000	2011

For the year ended December 31, 2007	$ 6,605,000	2012

For the year ended December 31, 2008	$ 3,100,000	2013

Total Notes outstanding as of December 31, 2008	$ 9,930,000

The Notes are not listed on any securities exchange and there is no public trading market for the Notes.  The Company may redeem the Notes after two years and upon at least 30 days written notice. The Notes are general unsecured obligations and are subordinated in right to payment to all future, if any, senior debt of the Company.

NOTE 7 – Income Taxes

At December 31, 2008, the Company had net operating loss carryforwards of approximately 5,900,000for federal and state income tax purposes, respectively, that are available to offset future taxable income and begin to expire in the year 2025.  No benefit has been recorded for any loss carryforwards, and utilization in future years may be limited under Sections 382 and 383 of the Internal Revenue Code if significant ownership changes have occurred or from future tax legislation changes.

The Company records a valuation allowance to reduce the carrying value of the net deferred taxes to an amount that is more likely than not to be realized. The increase in the valuation allowance was $1,886,000 and $533,000 for the year ended December 31, 2008 and year ended December 31, 2007 respectively.  The benefit for income taxes differs from the amount computed by applying the U.S. federal income tax rate to loss before income taxes as follows:

	Year Ended December 31, 2008	Year Ended December 31, 2007
Expected benefit at statutory rate	$ (1,472,000)	$ (416,000)
State tax effects	(414,000)	(117,000)
Increase in valuation allowance	1,886,000	533,000

The following is a summary of deferred taxes at December 31, 2008 and 2007:

	2008	2007
Deferred tax asset:
Pre-opening costs	$ 3,094	$ 3,094
Net operating loss	2,415,906	529,906
Valuation allowance	(2,419,000)	(533,000)
	$ -	$ -

NOTE 8 – Stockholders’ Equity (Deficit)

Stock Options

On January 1, 2006, and December 3, 2008 the Company granted nonqualified stock options to Company employees/directors to acquire an aggregate of 3,691,632  shares of common stock at $.01625 per share. The options vest on future contingent events as defined in the stock option agreements and expire ten years from the date of grant. Unexercised options are canceled 90 days after termination, and unvested awards are canceled on the date of termination of employment.

The weighted average remaining contractual term of options exercisable at December 31, 2008, was 7 years.

The following table summarizes information about stock options outstanding at December 31, 2008:

	Options	Weighted Average Exercise Price	Range of Option Exercise Price
Options outstanding - December 31, 2005	-	-	-
Granted	3,100,968	$ 0.01625	$ 0.01625
Canceled or expired	-	-	-
Exercised	-	-	-
Options outstanding - December 31, 2006	3,100,968	$ 0.01625	$ 0.01625
Options exercisable - December 31, 2006	1,033,656	$ 0.01625	$ 0.01625
Options exercisable - December 31, 2007	1,033,656	$ 0.01625	$ 0.01625

Options outstanding - December 31, 2007	3,100,968	$ 0.01625	$ 0.01625
Granted	590,664	$ 0.01625	$ 0.01625
Canceled or expired	-	-	-
Exercised	(1,772,099)	$ 0.01625	$ 0.01625
Options outstanding - December 31, 2008	1,919,533	$ 0.01625	$ 0.01625
Options exercisable - December 31, 2008	1,919,533	$ 0.01625	$ 0.01625

As of December 31, 2008 and 2007 there was $14,736 and $14,736, respectively, of total unrecognized compensation costs related to the outstanding stock options, which is expected to be recognized over a weighted average period of one year once it becomes probable that the contingent events will occur.

The fair value of the options granted in 2006 was $25,200.  The company estimates the fair value of the nonqualified stock options using the Black-Scholes option pricing model with the following assumptions for options granted in 2006; no dividend yield; expected volatility of 40%; risk free interest rate of 4.5%; and expected life of nine years.

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

On December 3, 2008 the Company obtained the unanimous written consent of all holders of Company’s common stock to approve a stock split of 1 to 12,305.427 for all existing common shares held of record on December 4, 2008.  Additionally, on December 4, 2008 the Company amended its Articles of Formation to increase the authorized number of shares to 95,000,000, consisting of 70,000,000 of common shares and 25,000,000 shares of Preferred Stock, classified as 6,750,000 shares of Series A Convertible Preferred Stock and 9,000,000 shares of Series B Convertible Preferred Stock and 9,250,000 unclassified.
Preferred Stock

On December 3, 2008 the Board of Directors authorized the issuance of 25,000,000 shares of preferred stock, par value $0.01 per share.  No shares have been issued.  Issuance costs of $471,566 for legal fees has been incurred and is reflected on the balance sheet as “Deferred Issuance Costs”.

NOTE 9 – Subsequent Events

     Subsequent Events

As of February 20, 2009, Company and RES agreed to extend the loan applicable to the property in Marin County until August 15, 2009.