Form 10-Q
period 2009-05-12
CS Financing CORP
filed 2009-05-15
CIK 1343504

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period ended March 31, 2009. OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period from __________ to ___________
Commission file number: 333-129919

CS Financing Corporation
(Exact name of small business issuer as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	20-3345780 (I.R.S. Employer Identification No.)

21 Tamal Vista Blvd., Suite 230
Corte Madera, California 94925
(Address of principal executive offices)

Issuer’s Telephone Number:  (415) 927-7302

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  The number of shares outstanding of the Registrant’s common stock as of May 14, 2009, was 31,095,932.

Transitional Small Business Disclosure Format (check one):  Yes ☐ No ☒

*Excludes filings on Form 8-K as provided in Rule 144(c)(i) under the Securities Act of 1933, as amended.

CS Financing Corporation

CS Financing Corporation

BALANCE SHEETS
As of

ASSETS	March 31, 2009 (Unaudited)	December 31, 2008 (Audited)
CURRENT ASSETS
Cash and cash equivalents	$ 246,823	$ 843,456
Prepaid insurance	42,109	60,156
Prepaid expenses	6,000	-
Interest receivable, net	285,378	209,613
Total current assets	580,310	1,113,225

Property and equipment, net	28,314	30,567
Investment in notes receivable, net	2,068,485	2,008,485
Debt placement costs, net	915,368	937,565
Deferred issuance costs	498,147	471,566
Deposit	3,615	3,615
Loan origination costs, net	12,333	13,333
Total assets	$ 4,106,572	$ 4,578,356

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$ 239,531	$ 219,155
Accrued interest	41,375	41,375
Capital lease obligation - current portion	1,475	1,433
Note payable - current portion	19,758	39,128
Total current liabilities	302,139	301,091

LONG TERM LIABILITIES
Capital lease obligation	-	239
Notes - Series A payable	9,930,000	9,930,000
Total liabilities	10,232,139	10,231,330

STOCKHOLDERS' DEFICIT
Preferred Stock, $.01 par value, Preferred A, 6,750,000 shares authorized; Series B, 9,000,000 shares authorized;
unclassified 9,250,000 shares authorized; none issued	-	-
Common stock, $.01 par value, 70,000,000 shares authorized;
	31,095,932 and 31,022,099 shares issued and outstanding
at March 31, 2009 and December 31, 2008, respectively	310,959	310,221
Additional paid-in capital	141,718	141,256
Accumulated deficit	(6,578,244)	(6,104,451)
Total stockholders' deficit	(6,125,567)	(5,652,974)

Total liabilities and stockholders' deficit	$ 4,106,572	$ 4,578,356

The accompanying notes are an integral part of these financial statements

CS Financing Corporation

STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended March 31, 2009	For the Three Months Ended March 31, 2008

INTEREST AND FEE INCOME	$ 76,580	$ 180,437

OPERATING EXPENSES
Insurance	29,704	22,500
Payroll	47,336	171,829
Professional fees	14,205	32,147
Interest expense	271,245	190,008
Other	187,883	78,136
Total operating expenses	550,373	494,620

Operating Loss	$ (473,793)	$ (314,183)

Net Loss	$ (473,793)	$ (314,183)

Basic and diluted loss per common stock	$ (0.02)	$ (0.01)

Weighted average basic and diluted shares outstanding	31,022,099	29,250,000

The accompanying notes are an integral part of these financial statements

STATEMENTS OF CASH FLOW
(Unaudited)

	For the Three Months Ended March 31, 2009	For the Three Months Ended March 31, 2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (473,793)	$ (314,183)
Adjustments to reconcile net loss to cash flows from operating activities
Depreciation	2,253	2,103
Amortization of debt fees	23,346	17,345
Allowance in investment in notes receivable and interest receivable	-	-
Amortization of prepaid expenses	-	-
Changes in operating assets and liabilities
Change in interest receivable	(75,765)	(130,119)
Change in prepaid insurance	18,047	22,500
Change in prepaids and other current assets	(6,000)	4,500
Change in accounts payable and accrued liabilities	20,376	(92,386)
Change in salaries	-	(27,778)
Change in accrued interest	-	375
Net cash flows used in operating activities	(491,536)	(517,643)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of notes receivable investment	(60,000)	(478,000)
Purchase of fixed assets	-	(12,500)

Net cash flows used in investing activities	(60,000)	(490,500)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments for debt placement costs	(149)	(12,534)
Proceeds from Notes - Series A payable	-	90,000
Principal payments on capital lease obligations	(197)	(201)
Common stock issuance	1,200	-
Deferred issuance costs	(26,581)	-
Principal payments on note payable	(19,370)	(23,736)
Net cash flows from financing activities	(45,097)	53,529

Net Change in Cash and Cash Equivalents	(596,633)	(954,614)

Cash and Cash Equivalents - Beginning of Period	843,456	2,488,784

Cash and Cash Equivalents - End of Period	246,823	1,534,170

Supplemental disclosure of cash flow information:
Cash paid for Interest	$ 266,687	$ 172,288
Cash paid for income taxes	$ -	$ -

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

Condensed Financial Statements

The accompanying condensed unaudited financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles for interim financial statements and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. In the opinion of management, the accompanying unaudited financial statements reflect all adjustments consisting of normal recurring adjustments necessary for a fair presentation of its financial position and results of operations. Interim results of operations are not necessarily indicative of the results that may be achieved for the full year. The financial statements and related notes do not include all information and footnotes required by U.S. generally accepted accounting principles for annual reports. This quarterly report should be read in conjunction with the financial statements included in the Company’s initial report on Form 10-K filed on March 31, 2009 with the U.S. Securities and Exchange Commission for the year ended December 31, 2008.

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

Revenue Recognition

Interest is recognized as revenue when earned according to the terms of the loans, using the effective interest method.  We do not accrue interest income on loans once they are determined to be non-performing.  A loan is considered non-performing:  (1) when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement; or (2) when the payment of interest is 90 days past due.  Cash receipts will be allocated to interest income, except when such payments are specifically designated by the terms of the loan as principal reduction or when management does not believe our investment in the loan is fully recoverable.

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

Loan Origination Costs

Loan origination costs were incurred by the Company in anticipation of loans that the Company intends to offer.  These costs will be amortized over the life of the anticipated loan as a reduction of the loan's yield.  Loan origination costs were $12,333 and $16,333, net of accumulated amortization of $7,667 and $3,667 as of March 31, 2009 and 2008, respectively.

Debt Placement Costs

Costs incurred in connection with the Company’s Notes Offering will be deferred until the offering proceeds are received and then amortized over the term of the related financing agreements using the effective interest method.  Total debt placement costs as of March 31, 2009 and 2008 were $915,368 and $858,200 respectively, net of accumulated amortization as of March 31, 2009 and 2008 of $135,432 and $53,930 respectively.

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

Deferred Issuance Costs

The company incurred $471,566 and $26,581 in legal fees in connection with the preferred stock offering during the year ended December 31, 2008 and the three month period ended March 31, 2009 respectively.  As no preferred stock was issued during the year, these costs are reflected on the balance sheet as deferred issuance costs.

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

Recent accounting policies

In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" ("SFAS 141R"). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141R is effective for fiscal years beginning after December 15, 2008.  The Company has adopted SFAS 141 (revised 2007).

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51" ("SFAS 160"). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent's ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company has adopted SFAS 160.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133.”  This statement is intended to enhance the current disclosure framework in SFAS No. 133.  Under SFAS No. 161, entities will have to provide disclosures about (a) how and why and entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c), how derivative instruments and related hedged items effect an entity’s financial position, financial performance and cash flows.  SFAS No. 161 is effective for all financial statements issued for fiscal and interim periods beginning after November 15, 2008.  Since the Company does not currently have any derivative instruments, nor does it engage in hedging activities, the Company has adopted SFAS No. 161.

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

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly: (“FSP FAS 157-4”) to address changes in estimating fair value when the volume and level of activity for an asset or liability have significantly decreased.  This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same.  Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions.  This FSP is effective for interim and annual reporting periods ending after June 15, 2009.  We have concluded that FSP 157-4 will not have an impact on our financial statements upon adoption.

In April 2009, the FASB issued FSP FAS 115-2 and 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2 and 124-2”).  This FSP amend the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements.  This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities.  This FSP is effective for interim and annual reporting periods ending after June 15, 2009.  We have concluded that FSP 115-2 and 124-2 will not have an impact on our financial statements upon adoption.

In April 2009, the FASB issued FSP FAS 107-1 and ABP 28-1, “Interim Disclosure about Fair Value of Financial Instruments” (FSP FAS 107-1 and ABP 28-1”).  This FSP amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fiar value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.  This FSP also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods.  This FSP is effective for interim and annual reporting periods ending after June 15, 2009.  We have concluded that FSP FAS 107-1 and ABP 28-1 will not have an impact on our financial statements upon adoption.

NOTE 2 – Investments in Notes Receivable

On April 30, 2007, the Company acquired, from a third party, a $2,000,000 promissory note issued by Assured Financial, a Minnesota LLC.  Assured Financial is a senior (1st position) real estate construction and development lender.  The Company acquired, from third parties, additional promissory notes issued by Assured Financial of $466,000 on June 30, 2007 and $34,000 on September 5, 2007. Total notes receivable issued by Assured Financial at March 31, 2008 are $2,500,000.  All notes mature on September 1, 2009 and are subject to an interest rate of 15% and are unsecured.  In January of 2008 the Company agreed with Assured Financial to defer collection of current interest payments for a twelve month period beginning in January of 2008.  In July of 2008 the Company was notified by the senior lender to Assured Financial that they will foreclose upon the collateral they hold and may not have enough proceeds to pay the junior lenders including ourselves.  Accordingly, we performed an analysis of the value of this investment and booked a reserve against of $1,179,700 on June 30, 2008.  Interest receivable from Assured Financial as of June 30, 2008 of $311,986 was also fully reserved.  On September 30, 2008 the Company determined that the entire amount of the note receivable and interest receivable should be charged off.  The total loss recognized in connection with the charge off of notes receivable and related interest in 2008 was $2,811,986.

On February 26, 2008, we agreed with Real Equity Solutions, Inc. (“RES”) to provide a lending facility for loans RES makes, subject to our approval of each advance. The interest rate for the Lending Facility is 15% per annum. Upon the request of RES, interest payments may be deferred for up to 180 days at the discretion of CSF. Upon expiration of the deferral period, all principal and deferred interest would be due.  On February 26, 2008, we advanced our first funds to RES, who loaned the money for a residential construction project in Marin County California. Throughout 2008 and into early 2009, we continued to advance funds to RES for the Marin County project as well as two San Francisco residential projects as noted in the schedule below:

Quarter	RES (#52 Prentiss)	RES (#64 Prentiss)	RES (Marin)	Totals

Q1 2008	$ -	$ -	$ 478,000	$ 478,000
Q2 2008	-	-	176,750	176,750
"	622,193	703,542	-	1,325,735
Q3 2008	4,000	4,000	-	8,000
Q4 2008	10,000	10,000	-	20,000
Q1 2009	30,000	30,000	-	60,000
Totals	$ 666,193	$ 747,542	$ 654,750	$ 2,068,485

Est. Project Completion Date	June 2009	June 2009	Completed

Our advances to RES are secured by assignment of real estate deeds of trust, subordinated to any primary lenders.

In May 2008, RES notified us that their San Francisco loans had become non-performing. RES secured the properties in order to complete the construction (estimated completion or completion dates are noted in the schedule above). Once construction is complete, the projects will be sold in order to repay the obligations to RES’s other lender and to ourselves. Currently, the Marin County property is listed for sale and RES expects to list the San Francisco properties in June or July of 2009.

On August 1, 2003, we entered into an Amended and Restated Lending Facility Note to permit the deferral of interest on the Q1 through Q2 and any future advances for up to 365 days from the date of issuances. On February 3, 2009, we entered into an Amended and Restated Lending Facility Note to permit the deferral of interest on the Q1 through Q3 and any future advances for up to 545 days from the date of issuances. On February 20, 2009, we entered into an Amended and Restated Lending Facility Note with RES to require that the principal and interest on the Marin County project be due no later than August 15, 2009. On April 24, 2009, we entered into an Amended and Restated Lending Facility Note with RES to require that the principal and interest on the San Francisco projects be due no later than October 29, 2009

We have reviewed the fair value of the properties and based on our estimates, we believe the value of all properties to be sufficient to cover the costs of all accrued principal and interest payments to both RES and ourselves.

NOTE 3 – Notes – Series A

The Company issued did not issue any additional Five Year Notes-Series A (“Notes”) during the three month period ended March 31, 2009 pursuant to a registration statement on Form S-1 (the “Registration Statement”).  The Notes issued in prior years bear interest at a fixed rate (calculated based upon a 360-day year) of ten percent (10%). Interest is payable monthly with the first interest payment commencing thirty (30) days from issuance.   The issuance of the Notes are summarized as follows:

	Amount	Matures
For the year ended December 31, 2006	$ 225,000	2011

For the year ended December 31, 2007	6,605,000	2012

For the year ended December 31, 2008	3,100,000	2013

For the three mont period ending March 31, 2009	-	N/A

Total Notes outstanding as of March 31, 2009	$ 9,930,000

The Notes are not listed on any securities exchange and there is no public trading market for the Notes.  The Company may redeem the Notes after two years and upon at least 30 days written notice. The Notes are general unsecured obligations and are subordinated in right to payment to all future, if any, senior debt of the Company.

NOTE 4 – Stockholders’ Deficit

Preferred Stock

On December 3, 2008 the Board of Directors authorized the issuance of 25,000,000 shares of preferred stock, par value $0.01 per share.  No shares have been issued.  Issuance costs of $498,147 for legal fees has been incurred and is reflected on the balance sheet as “Deferred Issuance Costs” as of March 31, 2009.

Common Stock

On January 1 2009 the company issued 73,833 shares of common stock in connection with the exercise of director stock options for $1,200.

NOTE 5 – Subsequent Events

None.

CS Financing Corporation

Item 2.	Management’s Discussion and Analysis or Plan of Operation.

Some of the statements in this Quarterly Report on Form 10-Q, including, but not limited to this Management’s Discussion and Analysis or Plan of Operation, contain forward-looking statements regarding the Company’s business, financial condition, and results of operations and prospects that are based on the Company’s current expectations, estimates and projections. In addition, other written or oral statements which constitute forward-looking statements may be made by the Company or on the Company’s behalf. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “would” or variations of such words and similar expressions are intended to identify such forward-looking statements. You can also identify forward-looking statements by discussions of strategy, plans or intentions.  These statements are not guarantees of future performance, and are inherently subject to risks and uncertainties that are difficult to predict. As a result, actual outcomes and results may differ materially from the outcomes and results discussed in or anticipated by the forward-looking statements. All such statements are therefore qualified in their entirety by reference to the factors specifically addressed in the section entitled “Factors That May Affect Future Results of Operations” in the Company’s Annual Report on Form 10-K. New risks can arise and it is not possible for management to predict all such risks, nor can management assess the impact of all such risks to the Company’s business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. All forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. The Company undertakes no obligation to revise or update publicly any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Quarterly Report on Form 10-Q, other than as required by law.

Overview

As of March 31, 2009, we had invested $4,568,485 (approximately 45.4% of the net proceeds from the Notes) in our investment portfolio.  Of this amount, $2,500,000 represents the aggregate principal amount of unsecured notes issued by Assured.  As with many other lenders, Assured has been adversely impacted by the deterioration of real estate markets, and Assured’s senior lender advised us in 2008 that it was foreclosing on the collateral (which we believe consists primarily of first mortgages on development projects owned by Assured) securing such loans and for which it is the sole secured party.  The senior lender had also informed the junior lenders that the senior lender does not expect the sale of the Assured collateral to generate enough proceeds to pay any of the obligations owing to the junior lenders, including us.  We have charged off the entire value of the Assured notes, which charge-off is reflected in our year-end financial statements.  The Assured notes are guaranteed as to payment by a guaranty of Jeff Gardner, a controlling shareholder of Assured.  We are in the process of evaluating enforcement of such guaranty, but we cannot be certain that we will realize any proceeds from such enforcement.

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

Through March 31, 2009, we completed financing to Real Equity Solutions (“RES”) for one property in Marin County, California, for an aggregate loan of $654,750 and two residential properties in San Francisco for $666,193 and $747,542.

On February 26, 2008, we agreed with Real Equity Solutions, Inc. (“RES”) to provide a lending facility for loans RES makes, subject to our approval of each advance. The interest rate for the Lending Facility is 15% per annum. Upon the request of RES, interest payments may be deferred for up to 180 days at the discretion of CSF. Upon expiration of the deferral period, all principal and deferred interest would be due.  On February 26, 2008, we advanced our first funds to RES, who loaned the money for a residential construction project in Marin County California. Throughout 2008 and into early 2009, we continued to advance funds to RES for the Marin County project as well as two San Francisco residential projects as noted in the schedule below:

Quarter	RES (#52 Prentiss)	RES (#64 Prentiss)	RES (Marin)	Totals

Q1 2008	$ -	$ -	$ 478,000	$ 478,000
Q2 2008	-	-	176,750	176,750
"	622,193	703,542	-	1,325,735
Q3 2008	4,000	4,000	-	8,000
Q4 2008	10,000	10,000	-	20,000
Q1 2009	30,000	30,000	-	60,000
Totals	$ 666,193	$ 747,542	$ 654,750	$ 2,068,485

Est. Project Completion Date	June 2009	June 2009	Completed

      Our advances to RES our secured by assignment of real estate deeds of trust, subordinated to any primary lenders.

In May 2008, RES notified us that their San Francisco loans had become non-performing. RES secured the properties in order to complete the construction (estimated completion or completion dates are noted in the schedule above). Once construction is complete, the projects will be sold in order to repay the obligations to RES’s other lender and to ourselves. Currently, the Marin County property is listed for sale and RES expects to list the San Francisco properties in June or July of 2009.

On August 1, 2003, we entered into an Amended and Restated Lending Facility Note to permit the deferral of interest on the Q1 through Q2 and any future advances for up to 365 days from the date of issuances. On February 3, 2009, we entered into an Amended and Restated Lending Facility Note to permit the deferral of interest on the Q1 through Q3 and any future advances for up to 545 days from the date of issuances. On February 20, 2009, we entered into an Amended and Restated Lending Facility Note with RES to require that the principal and interest on the Marin County project be due no later than August 15, 2009. On April 24, 2009, we entered into an Amended and Restated Lending Facility Note with RES to require that the principal and interest on the San Francisco projects be due no later than October 29, 2009.

We have reviewed the fair value of the properties and based on our estimates, we believe the value of all properties to be sufficient to cover the costs of all accrued principal and interest payments to both RES and ourselves.

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

•
Lack of progress on real estate developments after we advance funds.  We will customarily monitor progress of real estate developments and approve loan advances.  After further inspection of the related property, progress on construction occasionally does not substantiate an increase in value to support the related loan advances;

•	Unanticipated legal or business issues that may arise subsequent to loan origination or loan advances or upon the sale of foreclosed property;

•	Appraisals, which are only opinions of value at the time of the appraisal, may not accurately reflect the current value of the property.

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

The Notes are registered, under the applicable state securities or “blue sky” laws of two states.  We have “blue sky” registration applications pending in several other states.  However, we plan to focus our selling efforts in the near future in other parts of California and the neighboring states of Arizona, Nevada and Oregon and may relinquish our registrations in the other states where we are already qualified and may withdraw pending applications in the remaining states.

We have had net losses since inception.  We had an accumulated deficit as of March 31, 2009, of $6,578,244, which reflects expenditures including professional fees and services necessary for the start of our operations, as compared to an accumulated deficit as of March 31, 2007 and 2008, of $504,979 and $1,761,530 respectively.  The increase of the accumulated deficit as of March 31, 2009, as compared to March 31, 2007, was principally the result of the charge off of $2,500,000 of the Assured notes.

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

Concentration Restrictions

We expect to establish formal concentration restrictions that will require the President’s or CEO’s approval for any loan that exceeds the higher of $1,000,000 or 5% of the amount of proceeds from the sale of Notes (as of March 31, 2009, this 5% standard is equal to $496,500).  As we increase our portfolio of investments, the relative size of the initial loans will decrease in comparison to the amount of our Notes sold.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements, as defined in Item 303(c)(1) of Regulation S-B promulgated under the Securities Act.

Critical Accounting Estimates

Revenue Recognition

Interest is recognized as revenue when earned according to the terms of the loans, using the effective interest method.  We do not accrue interest income on loans once they are determined to be non-performing.  A loan is considered non-performing:  (1) when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement; or (2) when the payment of interest is 90 days past due.  Cash receipts will be allocated to interest income, except when such payments are specifically designated by the terms of the loan as principal reduction or when management does not believe our investment in the loan is fully recoverable.

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
Dated: May 14, 2009

By:           /s/ Mark Williams
Chief Financial Officer
(Principal Financial and Accounting Officer)
Dated: May 14, 2009