Form 10-Q
period 2009-06-30
CS Financing CORP
filed 2009-08-17
CIK 1343504

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period ended June 30, 2009. OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period from __________ to ___________
Commission file number: 333-129919

True North Finance Corporation
(Exact name of small business issuer as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	20-3345780 (I.R.S. Employer Identification No.)
4999 France Avenue South, Suite 248 Minneapolis, Minnesota 55410 (Address of principal executive offices) Issuer’s Telephone Number: (952) 358-6120

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). . Yes . No

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  The number of shares outstanding of the Registrant’s Series A common stock and Series B common stock as of August 14, 2009, was 1,000,000, and 67,354,092, respectively, and the number of the Registrant’s preferred shares outstanding was 40,000.

Transitional Small Business Disclosure Format (check one):  Yes ☐ No ☒

TRUE NORTH FINANCE CORPORATION
(Formerly CS Financing Corporation)

TRUE NORTH FINANCE CORPORATION
(Formerly CS Financing Corporation)

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited).

BALANCE SHEETS
(Unaudited)
ASSETS	June 30, 2009	December 31, 2008
CURRENT ASSETS
Cash and cash equivalents	$ 413,526	$ -
Interest receivable	472,273	-
Other current assets	64,459	-
		-
Total current assets	950,258	-

Property and equipment	54,061	-
Investment in notes receivable	9,013,000	-
Real estate held for sale	104,874,997	-
Other assets	553,184	-

Total assets	$ 115,445,500	$ -

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$ 2,043,062	-
Current portion of notes payable	2,780,000	-
Other current payables	156,419	-
Total current liabilities	4,979,481	-

LONG TERM LIABILITIES
Notes payable	67,317,301	-
Deferred income taxes	4,858,848
Total liabilities	77,899,630	-

STOCKHOLDERS' EQUITY
Preferred stock, $1,000 stated value, 50,000 shares authorized;
37,320 shares issued and outstanding	13,140,673	-
Common stock (Series A), $.01 par value, 1,000,000 shares authorized;
1,000,000 shares issued and outstanding	10,000	10,000
Common stock (Series B), $.01 par value, 150,000,000 shares authorized;
	67,354,092 and 36,331,993 shares issued and outstanding
at June 30, 2009 and December 31, 2008, respectively	382,275	363,320
Additional paid-in capital	16,149,715	-
Accumulated (deficit)	(373,320)	(373,320)
Total True North Finance Corporation stockholders' equity	29,309,343	-
Noncontrolling interests	8,980,527
Total stockholders' equity	38,289,870	-
Total liabilities and stockholders' equity	$ 115,445,500	$ -

The accompanying notes are an integral part of these financial statements

TRUE NORTH FINANCE CORPORATION
(Formerly CS Financing Corporation)

STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended June 30, 2009	For the Three Months Ended June 30, 2008		For the Six Months Ended June 30, 2009	For the Six Months Ended June 30, 2008

INTEREST AND FEE INCOME	$ -	$ -		$ -	$ -

OPERATING EXPENSES
Insurance
Payroll
Professional fees
Interest expense
Other
Total operating expenses	-	-		-	-

Operating Loss	$ -	$ -	#	$ -	$ -

OTHER INCOME (EXPENSE)	-	-		-	-

Net Income (Loss)	$ -	$ -		$ -	$ -

Basic and diluted loss per common stock	$ -	$ -		$ -	$ -

Weighted average basic and diluted shares outstanding	37,503,386	37,331,993		37,503,386	37,331,993

The accompanying notes are an integral part of these financial statements

TRUE NORTH FINANCE CORPORATION
(Formerly CS Financing Corporation)

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
For the Six Months Ended June 30, 2009
 and the Year Ended December 31, 2008
(Unaudited)

	Common Stock
	Shares (000's)	Common Stock	Preferred Stock	Non- controlling interests	Additional Paid- in-Capital	Accumulated Deficit	Total Stockholder's Equity (Deficit)
BALANCES, Jan. 1, 2008	37,332	$ 373,320	$ -	$ -	$ -	$ -	$ 373,320
Net Loss for the six months ended June 30, 2009				-	-	(373,320)	(373,320)

BALANCES, Dec. 31, 2008	37,332	$ 373,320	$ -	$ -	$ -	$(373,320)	$ -

Common shares issued in Merger June 30, 2009	31,022	18,955			16,149,715	-	16,168,670
Preferred shares issued in Merger June 30, 2009 (40,000 shares)			13,140,673				13,140,673
Non-controlling interest acquired in Merger June 30, 2009				8,980,527			8,980,527
Net Loss for the six months ended June 30, 2009					-	-	-
BALANCES, Jun. 30, 2009	68,354 $ 392,275 $ 13,140,673 $8,980,527 $ 16,149,715 $ (373,320)						$ 38,289,870

The accompanying notes are an integral part of these financial statements

TRUE NORTH FINANCE CORPORATION
(Formerly CS Financing Corporation)

STATEMENTS OF CASH FLOW
(Unaudited)

	For the Six Months Ended June 30, 2009	For the Six Months Ended June 30, 2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ -	$ -
Adjustments to reconcile net loss to cash flows from operating activities		-
Depreciation	-	-
Amortization of debt fees	-	-
Allowance in investment in notes receivable and interest receivable	-	-
Amortization of prepaid expenses	-	-
Changes in operating assets and liabilities	-	-
Change in interest receivable	-	-
Change in prepaid insurance	-	-
Change in prepaids and other current assets	-	-
Change in accounts payable and accrued liabilities	-	-
Change in salaries	-	-
Change in accrued interest	-	-
Net cash flows used in operating activities	$ -	$ -

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of notes receivable investment	-	-
Purchase of fixed assets	-	-
Cash acquired through Merger transaction	413,526
Net cash flows used in investing activities	$ 413,526	$ -

CASH FLOWS FROM FINANCING ACTIVITIES
Payments for debt placement costs	-	-
Proceeds from Notes - Series A payable	-	-
Principal payments on capital lease obligations	-	-
Common stock issuance	-	-
Deferred issuance costs	-	-
Principal payments on note payable	-	-
Net cash flows from financing activities	$ -	$ -

Net Change in Cash and Cash Equivalents	413,526	-

Cash and Cash Equivalents - Beginning of Period	-	-

Cash and Cash Equivalents - End of Period	413,526	$ -

Supplemental disclosure of cash flow information
Cash paid for interest	$ -	$ -
Cash paid for income taxes	$ -	$ -

Supplemental noncash investing and financing activities:

Cash paid for interest	$ -	$ -
Cash paid for income taxes	$ -	$ -

Supplemental noncash investing and financing activities:
Assets acquired in Merger	$ 115,031,974	$ -
Less liabilities assumed	(77,155,630)	-
Net assets acquired	$ 37,876,344	$ -

The accompanying notes are an integral part of these financial statements

TRUE NORTH FINANCE CORPORATION
(Formerly CS Financing Corporation)

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – Nature of Operations and Summary of Significant Accounting Policies

Reference to the Company

References to “we”, “us”, “our”, “True North” or the “Company” in these notes to the consolidated financial statements refer to True North Finance Corporation, a Delaware corporation, and its subsidiaries.  On June 22, 2009, CS Financing Corporation changed its name to True North Finance Corporation.  As discussed below, the financial statements prior to June 30, 2009 are those of CS Fund General Partner, LLC.

Reverse Acquisition Accounting

CS Fund General Partner, LLC became a wholly owned subsidiary of True North Finance Corporation pursuant to a merger on June 30, 2009.  Under the purchase method of accounting in a business combination effected through an exchange of equity interests, the entity that issues the equity interests is generally the acquiring entity.  In some business combinations (commonly referred to as reverse acquisitions), however, the acquired entity issues the equity interests.  Statement of Financial Accounting Standard (“SFAS”) No. 141R, “Business Combinations” requires consideration of the facts and circumstances surrounding a business combination that generally involve the relative ownership and control of the entity by each of the parties subsequent to the merger.  Based on a review of these factors, the June 2009 merger with CS Fund General Partner, LLC (“the Merger”) was accounted for as a reverse acquisition (i.e. True North Finance Corporation was considered as the acquired company and CS Fund General Partner, LLC was considered as the acquiring company).  As a result, True North Finance Corporation’s assets and liabilities as of June 30, 2009, the date of the Merger closing, have been incorporated into CS Fund General Partner, LLC’s balance sheet based on the fair values of the net assets acquired, which equaled the consideration paid for the acquisition.  SFAS No. 141R also requires an allocation of the acquisition consideration to individual assets and liabilities including tangible assets, and financial assets.  Further, the Company’s operating results (post Merger) include CS Fund General Partner, LLC’s operating results prior to the date of closing and the results of the combined entity following the closing of the Merger.  Although CS Fund General Partner, LLC was considered the acquiring entity for accounting purposes, the Merger was structured so that CS Fund General Partner, LLC became a wholly owned subsidiary of True North Finance Corporation.

Also on June 30, 2009 issued 40,000 shares of preferred stock to Capital Solutions Monthly Income Fund, LP.  .  37,320 shares of preferred stock was simultaneously distributed to certain limited partners in complete liquidation of their capital accounts.  Other limited partners indicated an interest in converting their limited partner interests to Series 1 Notes.  Accordingly, they did not receive preferred stock and remained as limited partners on June 30, 2009.  They are reflected on the balance sheet as non-controlling interests.  In July, their limited partnership interests were liquidated in exchange for Series 1 Notes.  After the acquisition of the limited partner interests, True North Finance Corporation owns 100% of total limited partner’s interest in the partnership.  As a result of these transactions, the Company obtained control of Capital Solutions Monthly Income Fund, L.P and True North Finance Corporation.

CS Fund General Partner, LLC is the general partner of Capital Solutions Monthly Income Fund.  The investment in Capital Solutions Monthly Income Fund, LP is reflected on the balance sheet as “Non-controlling interest of $8,980,527”.

Nature of Operations

The Company was incorporated in Delaware on August 19, 2005.  The Company primarily finances real estate and other transactions from proceeds of the Company’s offering of Five Year Notes-Series A (the “Notes Offering”).

CS Fund General Partner, LLC, a Delaware Limited Liability Company, was formed on November 24, 2004.  CS Fund General Partner, LLC was the general partner of Capital Solutions Monthly Income Fund.

Capital Solutions Monthly Income Fund, L.P. (the Partnership), a Delaware limited partnership, was formed on November 4, 2004.  The Partnership was originally formed to achieve advantageous rates of return through purchasing secured, but subordinated, notes relating to the financing for residential and commercial real estate development, construction and investment property.  In June of 2008, the Partnership foreclosed on assets secured by the outstanding notes.  The Partnership continues to own real estate for the purpose of investment and development.

TRUE NORTH FINANCE CORPORATION
(Formerly CS Financing Corporation)

NOTE 1 – Nature of Operations and Summary of Significant Accounting Policies (cont.)

    Consolidated Financial Statements

In the consolidated financial statements and the notes thereto, all references to historical information, balances and results of operations are related to CS Fund General Partner LLC as the predecessor company pursuant to reverse acquisition accounting rules.  Although pre-merger True North Finance Corporation was an operating company since 2006, under reverse acquisition accounting rules, the merged Company’s consolidated financial statements reflect our results as an operating company since January 1, 2008. Accordingly, the Company’s operating results (post-Merger) include the operating results of CS Fund General Partner LLC prior to the date of the Merger and the results of the combined entity following the closing of the Merger.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated. Certain amounts previously reported have been reclassified to conform to the current year presentation.

Condensed Financial Statements

The accompanying condensed unaudited financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles for interim financial statements and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. In the opinion of management, the accompanying unaudited financial statements reflect all adjustments consisting of normal recurring adjustments necessary for a fair presentation of its financial position and results of operations. Interim results of operations are not necessarily indicative of the results that may be achieved for the full year. The financial statements and related notes do not include all information and footnotes required by U.S. generally accepted accounting principles for annual reports. This quarterly report should be read in conjunction with the financial statements included in the Company’s report on Form 10-K filed on March 31, 2009 with the U.S. Securities and Exchange Commission for the year ended December 31, 2008 and Form 8-K filed on July 7, 2009.

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

TRUE NORTH FINANCE CORPORATION
(Formerly CS Financing Corporation)

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

•	Unanticipated legal or business issues that may arise subsequent to loan origination or loan advances or upon the sale of foreclosed property; and

•	Appraisals, which are only opinions of value at the time of the appraisal, may not accurately reflect the current value of the property.

The Company considers a loan to be impaired when based on current information and events, it is probable that Company will be unable to collect all amounts due according to the contractual terms of the loan agreement or when the payment of interest or principal is 90 days past due.

Fair Value Disclosures

On January 1, 2008, we adopted FAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115 (“FAS 159”).  FAS 159 permits companies to choose to measure certain financial assets and liabilities at fair value (the “fair value option”).  If the fair value option is elected, any upfront costs and fees related to the item must be recognized in earnings and cannot be deferred, e.g. debt issue costs.  The fair value election is irrevocable and may generally be made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to fair value.  At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings.

We chose not to elect the fair value option for our financial assets and liabilities existing on January 1, 2008, and did not elect the fair value option for financial assets and liabilities transacted during the six months ended June 30, 2009.  Therefore, the adoption of FAS 159 had no impact on our consolidated financial statements.

On January 1, 2008, we also adopted FAS No. 157, Fair Value Measurements (“FAS 157”), as required for financial assets and liabilities, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.  In February 2008, the FASB issued FASB Staff Position No. 157-2, a one-year deferral of FAS 157’s fair value measurement requirements for non-financial assets and liabilities that are not required or permitted to be measured at fair value on a recurring basis.  The adoption of FAS 157 for our financial assets and liabilities did not have a material impact on our consolidated financial statements.  We do not expect the adoption of FAS 157 as it pertains to non-financial assets and liabilities to have a material impact on our consolidated financial statements.

Under FAS 157, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e. “the exit price”) in an orderly transaction between market participants at the measurement date.  In determining fair value, the Company uses various valuation approaches, including quoted market prices and discounted cash flows.  FAS 157 also establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most
NOTE 1 – Nature of Operations and Summary of Significant Accounting Policies (cont.)

observable inputs be used when available.  Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from independent sources.  Unobservable inputs are inputs that reflect a company’s judgment concerning the assumptions that market participants would use in pricing the asset or liability developed based on the best information available under the circumstances.  The fair value hierarchy is broken down into three levels based on the reliability of inputs as follows:


Level 1 – Valuations based on quoted prices in active markets for identical instruments that the Company is able to access.  Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these products does not entail a significant degree of judgment.


Level 2 – Valuations based on quoted prices in active markets for instruments that are similar, or quoted prices in markets that are not active for identical or similar instruments, and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets.

	Level 3 – Valuations based on inputs that are unobservable and significant to the overall fair value measurement, which utilize the Company’s estimates and assumptions.

If the volume and level of activity for an asset or liability have significantly decreased, we will evaluate our fair value estimate in accordance with FSP FAS 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly" ("FSP FAS 157-4").  FSP FAS 157-4 became effective for interim and annual reporting periods ending after June 15, 2009.  In addition, since we are a publicly traded company, we are required, by FSP FAS 107-1 and ABP 28-1, "Interim Disclosure about Fair Value of Financial Instruments" ("FSP FAS 107-1 and ABP 28-1"), to make our fair value disclosures for interim reporting periods.

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

Real Estate Held for Sale

Real estate held for sale includes real estate acquired through purchases and foreclosure and will be carried at the lower of the recorded amount, inclusive of any senior indebtedness, or the property’s estimated fair value, less estimated costs to sell, with fair value based upon appraisals and knowledge of local market conditions.  The carrying values of real estate held for sale are assessed on a regular basis from updated appraisals, comparable sales values or purchase offers.

Management classifies real estate held for sale when the following criteria are met:

•	Management commits to a plan to sell the properties;
•	The property is available for immediate sale in its present condition subject only to the terms that are usual and customary;
•	An active program to locate a buyer and other actions required to complete a sale have been initiated;
•	The sale of the property is probable;
•	The property is being actively marketed for sale at a reasonable price;
•	Withdrawal or significant modification of the sale is not likely.

Our investments in real estate held for sale are accounted for at the lower of cost or fair value less costs to sell with fair value based on appraisals and knowledge of local market conditions.
NOTE 1 – Nature of Operations and Summary of Significant Accounting Policies (cont.)

Classification of Operating Results from Real Estate Held for Sale

FAS 144 generally requires operating results from long lived assets held for sale to be classified as discontinued operations as a separately stated component of net  income. Our operations related to real estate held for sale are separately identified in the accompanying consolidated statements of income.

Income Taxes

The Company accounts for its income taxes in accordance with the Financial Accounting Standards Board Statement (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 109, which requires recognition of deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carry forwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

The Company accounts for uncertainty in tax positions in accordance with FASB Interpretation 48 (“FIN 48”). FIN 48 requires the recognition of a tax position when it is more likely than not that the tax position will be sustained upon examination by relevant taxing authorities, based on the technical merits of the position.

Earnings Per Share

Basic earnings per common shares (“EPS”) is calculated by dividing net income available to common stockholders by the weighted average number of shares outstanding during the period.  For periods prior to the Merger, to determine the weighted average number of shares outstanding, the number of True North Finance Corporation common shares issued for outstanding CS Fund General Partner, LLC member shares was equated to member shares issued and outstanding during prior periods.

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

In June of 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – A Replacement of FASB Statement No. 162.”  SFAS No. 168 establishes the FASB Accounting Standards Codification as the single source of authoritative nongovernmental U.S. generally accepted accounting principles.  SFAS No. 168 is effective for interim and annual periods ending after September 15, 2009.  The adoption of this standard will not have a material impact on our financial statements.

NOTE 2 – Business Combination

In June of 2009 a definitive merger agreement was entered into by True North Finance Corporation and CS Fund General Partner, LLC.  The merger was completed on June 30, 2009.  Pursuant to the terms of the Merger, the equity holder of CS Fund General Partner, LLC (Transactional Finance, LLC) acquired 37,331,993 shares of common stock constituting 70% of voting control of True North Finance Corporation.  CS Fund General Partner, LLC is the general partner of Capital Solutions Monthly Income Fund, L.P.  Also on June 30, 2009 True North Finance Corporation issued 40,000 shares of Preferred stock to Capital Solutions Monthly Income Fund, L.P. in exchange for limited partner interest.   37,320 shares of preferred stock was simultaneously distributed to the limited partners in complete liquidation of their capital accounts.
Certain limited partners indicated an interest in converting their limited partner interests to Series 1 Notes.  Accordingly, they did not receive preferred stock and remained as limited partners on June 30, 2009.  They are reflected on the balance sheet as non-controlling interests.  In July, their limited partnership interests were liquidated in exchange for Series 1 Notes.  After the acquisition of the limited partner interests, True North Finance Corporation owns 100% of total limited partner’s interest in the partnership.  As a result of these transactions, the Company obtained control of Capital Solutions Monthly Income Fund, L.P and True North Finance Corporation.

As a result of accounting for the Merger as a reverse acquisition, True North Finance Corporation’s assets and liabilities and Capital Solutions Monthly Income Fund, L.P.’s assets and liabilities as of June 30, 2009, the closing date of the Merger, have been incorporated into CS Fund General Partner, LLC’s balance sheet based on the fair values of the net assets acquired, which equaled the consideration paid for the acquisition.  SFAS No 141R requires an allocation of the acquisition consideration to the individual assets and liabilities.  Further, the Company’s operating results (post-Merger) include CS Fund General Partner, LLC operating results prior to the date of the closing and the results of the combined entity following the closing of the Merger.  Although CS Fund General Partner, LLC was considered the acquiring entity for accounting purposes, the Merger was structured so that CS Fund General Partner, LLC became a wholly owned subsidiary of True North Finance Corporation.

Assets and liabilities acquired in the Merger are summarized as follows:

•	True North Finance Corporation

o	Notes receivable - $2,068,485 and accrued interest of $349,273 in connection with loans issued in 2008 and 2009 secured by real estate located in California near San Francisco.
o	Real estate located in Maricopa County, AZ (79 acres) valued at $22,500,000. This property is subject to a mortgage of $7,000,000 which matures on August 1, 2012 and bears an interest rate of 10%.
o	Real estate located in Lloyd Harbor, NY (16 acres) valued at $16,750,000. This property is subject to a mortgage of $4,000,000 which matures on June 16, 2013 and bears an interest rate of 10%.
o
Five Year Notes-Series A (“Notes”) issued pursuant to a registration statement on Form S-1 (the “Registration Statement”).  The Notes issued bear interest at a fixed rate (calculated based upon a 360-day year) of ten percent (10%). Interest is payable monthly with the first interest payment commencing thirty (30) days from issuance.  Total Notes liability acquired was $9,930,000.

•	Capital Solutions Monthly Income Fund, L.P.

o	Cash of approximately $400,000.
o	Various real estate investments located in the Midwestern United states valued at $7,926,000.
o	Various real estate investments located in the Florida valued at $56,939,107. The real estate acquired is subject to senior debt of $21,687,766.
o	Investment in notes receivable equal to $6,944,514 (unsecured).
o	Deposits in escrow and other receivables of $759,890.

TRUE NORTH FINANCE CORPORATION
(Formerly CS Financing Corporation)

NOTE 2 – Business Combination (cont.)

The following table summarizes the acquisition purchase price and the tentative allocation to the assets acquired and liabilities assumed in connection with the acquisitions:

	True North Financing Corporation	Capital Solutions Monthly Income Fund, LP	Total
Current assets
Cash and cash equivalents	$ 3,516	$ 410,010	$ 413,526
Accounts receivable	-	15,307	15,307
Inventories	-	22,418	22,418
Accrued interest receivables	349,273	123,000	472,273
Other current assets	26,734	-	26,734
Total current assets	$ 379,523	$ 570,735	$ 950,258

Other assets
Property plant and equipment (net)	26,061	28,000	54,061
Investments in note receivable	2,068,486	6,944,514	9,013,000
Investments in real estate	39,250,000	65,624,997	104,874,997
Other assets	553,184	-	553,184
Total other assets	$ 41,897,731	$ 74,457,511	$ 114,495,242

Total assets acquired	$ 42,277,254	$ 75,028,246	$ 117,305,500

Current liabilites	419,282	1,780,199	2,199,481
Long term liabilities	25,790,323	49,165,826	75,956,149

Total liabilities assumed	$ 26,953,605	$ 50,946,025	$ 77,155,630

Total (assets in excess of liabilities)			$ 38,289,870

A reconciliation of consideration paid to the allocation of the purchase price to specific assets and liabilities is as follows:

Fair value of outstanding preferred stock issued			$ 13,140,673
Fair value of outstanding common stock issued			16,168,670
Non-controlling interests			8,980,527
			$ 38,289,870

The following represents the unaudited proforma combined results of operations of the Merger as if the Merger had occurred as of January 1, 2008:

Unaudited proforma information:	For the Three Months Ended June 30, 2009	For the Three Months Ended June 30, 2008	For the Six Months Ended June 30, 2009	For the Six Months Ended June 30, 2008

Revenue	124,175	1,659,919	299,463	959,376
Net income (loss)	(1,940,523)	(1,392,331)	(4,751,898)	(4,893,342)
Basic and diluted earnings per share	(0.05)	(0.01)	(0.10)	(0.06)
Weighted average basic and diluted shares outstanding	37,331,993	37,331,993	37,331,993	37,331,993

TRUE NORTH FINANCE CORPORATION
(Formerly CS Financing Corporation)

NOTE 3 – Stockholders’ Equity

Preferred Stock

On June 30, 2009 the Board of Directors authorized the issuance of 50,000 shares of preferred stock, stated value $1,000 per share to Capital Solutions Monthly Income Fund, L.P.

Common Stock

In June of 2009 the company increased the authorized shares of common stock (referred to as Series B) from 70,000,000 to 150,000,000 and issued 36,331,993 to Transactional Finance, LLC in connection with the Merger.  Total shares issued and outstanding of the Series B common stock is 67,354,092 as of June 30, 2009.

In June of 2009 the authorized and issued 1,000,000 shares of Series A common stock to Transactional Finance, LLC in connection with the Merger.  The Series A common stock has a priority voting position.  As a result of the issuance of the Series B and Series A common stock in June of 2009, Transactional Finance, LLC has voting control of 70% of the Company.  For periods prior to the Merger, to determine the weighted average number of shares outstanding, the number of True North Finance Corporation common shares issued for outstanding CS Fund General Partner, LLC member shares was equated to member shares issued and outstanding during prior periods.

NOTE 4 – Notes Payable

The Company’s notes payable are summarized as follows:

Description	Amount	Matures	Interest Rate
Five Year Notes-Series A issued in 2006, 2007, and 2008 (unsecured) interest paid monthlly	9,930,000	2011 - 2013	10%

Series 1 Four Year Notes issued in 2009 (unsecured) interest paid monthly	27,478,060	2013	10%

Note Payable issued in 2009 secured by Arizona real estate, interest paid monthly	7,000,000	2013	10%

Note Payable issued in 2009 secured by New York real estate, interest paid monthly	4,000,000	2012	10%

Senior Debt secured by real estate foreclosed in 2008, interest paid monthly or quarterly	21,687,766	2011 -2013	8% - 13%

Other Notes Payable	1,475	2	15%

Total Notes Payable	70,097,301

NOTE 5 – Subsequent Events

Events Subsequent to June 30, 2009

In accordance with SFAS No. 165 during the Company has evaluated subsequent events through the date the accompanying financial statements were issued, which was August 14, 2009.

In August, 2009, the Company signed a four-year employment agreement with Christopher E. Clouser to, among other things, assist the Company in its capital campaign, recruit key personnel and lead other marketing and strategic endeavors.

The Company also hired Bradley J. Yerhot as Director of Real Estate to assist the Fund’s General Partner in managing the Company’s real estate portfolio.

In July, 2009, certain limited partners of Capital Solutions Monthly Income Fund, LP holding a limited partner interest in the total amount of $8,980,527 converted their limited partnership interest to Series 1 Preferred Notes.  Presently, True North Finance Corporation owns 100% of the limited partnership interest of Capital Solutions Monthly Income Fund, LP.

TRUE NORTH FINANCE CORPORATION
(Formerly CS Financing Corporation)

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

Overview

On June 30, 2009, we became the sole owner of CS Fund General Partner, LLC (“General Partner”) who is the sole general partner of the Capital Solutions Monthly Income Fund, L.P. (”Fund”). The General Partner was acquired from Transactional Finance, LLC in consideration for 1,000,000 shares of our Series A Common Stock and 36,333,993 shares of our Series B Common Stock. Subsequent to the acquisition of the General Partner, we purchased a limited partnership interest in the Fund in consideration of 40,000 shares of our preferred stock (which constitutes 100% of our issued and outstanding preferred shares).  The Fund distributed our preferred stock to all its limited partners (except for the Company) in a complete liquidation of their capital accounts.  The result of the foregoing transaction is that we own the General Partner, are currently the sole limited partner of the Fund and the Fund’s former limited partners constitute 100% of our preferred shareholders.

As a result of the acquisition of the Fund, and a reaction to marketplace opportunities, we have modified our mission as follows: the mission of the Company is to ethically source safe, high yielding investments by utilizing custom financing structures, performing extensive due diligence and maintaining a broad referral network.  After much consideration, we have elected to pursue our mission by creating numerous new “investment pods” which will be individually managed and initially focus on real estate finance, corporate finance and trade finance.  The primarily objective of these investment pods is to source and service investments that provide current double digit cash yields.

Our legacy investment portfolio, which does not provide current yield, will be managed in our opportunistic equity investment pod and will be positioned for medium to long term capital appreciation.  As of June 30, 2009, our consolidated opportunistic equity investment pod had an estimated gross asset value of $115,000,000 and an estimated net asset value of approximately $81,000,000.  This value is comprised primarily of equity or mezzanine level interests in real estate and is subject to the claims of senior lenders.  In a majority of the cases, however, we have entered into agreements with the senior lenders to purchase their positions and, to the extent we are able to maintain our liquidity and perform as agreed, the Company will ultimately own the entire real estate interest.

Due to the lack of competition in the credit market and other factors, we continue to see an abundance of excellent, and perhaps historical, high yield finance opportunities.  With the demand for our capital clearly established, we intend to commence the process of reinstating the sale of our Notes in the 3rd quarter.

In addition to preparing for our capital campaign, we will also commence the process of interviewing and recruiting members of our newly created advisory board and investment committee.  This process will be lead by the Company’s new chairman, recent investor and senior officer, Christopher Clouser. Mr. Clouser was previously the president of Burger King Brands, Preview Travel, the Association of Tennis Professionals and the Minnesota Twins baseball club and a senior vice president of Northwest Airlines, Hallmark Cards, Sprint and Bell Atlantic. He is the chairman of International Tennis Hall of Fame Museum.

In addition to Mr. Clouser, Mannie Jackson and Phil Jones have agreed to join our advisory board and assist the Company in its capital campaign and other strategic initiatives. Mr. Jackson has served on the board of directors of 5 Fortune 500 companies, was named one of the Nation’s 30 Most Powerful and Influential Black Corporate Executives, served on the Board of the American Red Cross and was named one of the Nation’s Top 50 Corporate Strategists.  Mr. Jones was the former president of The Meredith Corporation and is currently on the board of BMI.

Once established, our investment committee will assume the primary responsibility of approving pod level investments and identifying and correlating new pod investment strategies.  Our existing investment pod strategies were chosen, in part, due to their attractive correlation and historical track record of providing consistent consolidated long term positive returns.  We expect the investment committee to maintain market awareness and fund our investment pods accordingly.  We have also spent considerable effort to establish clear, performance orientated and ethical investment protocols for our pod managers.  The launch of the investment pods will be aligned with the progress of our Note offering.

On or before September 1, 2009, we will maintain a website at www.truenorthfinance.com.  We are not including the information contained in our website as part of, nor incorporating it by reference into, this Quarterly Report on Form 10-Q.  Henceforth, we will make available free of charge on our website our Quarterly Reports on Form 10-Q, Annual  Reports on Form 10-K, Current Reports on Form 8-K, and amendments to those reports, as soon as reasonable practical after we electronically file such material with, or furnish such material to, the Securities Exchange Commission.

Liquidity

Initially, we expect that the primary source of our liquidity will come from sale of our investment assets and, to a lesser degree, interest and fees earned on our loans and other investments.  We intend to invest proceeds from the sale of our Notes into current yielding investments. We expect investment asset sales and loan repayments of principal, interest and fees, scheduled to be paid in 2009 will provide adequate liquidity to fund operations.

We believe our ability to continue as a going concern depends in large part on our ability to raise sufficient capital to enable us to fund our investment pods and receive revenue from our lending activities in excess of our obligations under the Notes and our other operating expenses.  If we are unable to raise such additional capital we may be forced to discontinue our business.  However, with our new vision, investment strategy, management and balance sheet equity of approximately $40,000,000, we are optimistic that the Notes will be attractive to investors.  There can be no assurances, in any event, that the Company will be successful in selling Notes.  We will also continue to explore different ways of increasing our capital and liquidity.

Capital Resources and Results of Operation

Our current capital resources have been provided primarily by the net proceeds of our Notes and the notes sold by the Fund.  To date, our material commitments include payments to existing Note holders, Fund note holders, administrative personnel, and senior creditors in our opportunistic equity investment pod.  These expenses will be paid from cash flow from operations or from the net proceeds of the offering.  We believe we have identified prospects to purchase several investments sufficient to meet these obligations for the remainder of 2009.  We are still seeking additional capital to better capitalize our business and will re-commence selling Notes, which, in turn, will generate cash to fund our finance operations thereby producing net income and additional revenue.

Capital Raising Challenges

We have been selling our Notes on a continuous basis under our shelf registration statement on Form S-1 through registered broker-dealers.  We suspended offering the Notes on November 13, 2008, and plan to recommence such offering in the 3rd quarter of 2009.  While we sold $9,930,000 of our Notes prior to November 13, 2008, our funding has historically been below our expectations.  The broker-dealers we have employed to distribute the Notes have had difficulty locating a market for our securities.  In order to achieve greater control of the distribution of our Notes, we intend to retain an underwriter for the Notes in conjunction with amending our prospectus and recommencing the offering of the Notes.  Based on previous discussions with potential underwriters, we believe we now have sufficient additional equity capital and appropriately adjusted our business model in order to meet the commitment requirements of such underwriters and to make the Notes more attractive investments.

Dependence on One or a Few Major Borrowers

As of June 30, 2009, our investment portfolio is concentrated in a handful of assets. Until we can create a sizeable investment portfolio spread out amongst numerous investment pods and assets, our investments will be relatively concentrated.  This concentration is a result of the slower than anticipated sale of Notes.

Concentration Restrictions

We expect our investment committee to establish formal concentration restrictions that will require approval for any investment that exceeds the higher of $1,000,000 or 5% of the amount of proceeds from the sale of Notes.  As we increase our portfolio of investments, the relative size of the initial investments will decrease in comparison to the amount of our Notes sold.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements, as defined in Item 303(c)(1) of Regulation S-B promulgated under the Securities Act.

Contractual Obligations

Contractual obligations associated with ongoing business and financing activities will result in cash payments in the future periods.  A table summarizing the amounts and estimated timing of these future cash payments was provided in the Company’s Annual Report.  However, with the acquisition of the Fund, the amounts have materially changed so we are updating and restating the table below.

Contractual Obligation	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Notes (Company)	9,930,000		225,000	9,705,000
Series I Preferred Notes (Fund)	27,478,060			27,478,060
Purchase Obligations	16,667,474		16,667,474
Senior Asset Lenders	11,000,000			11,000,000

Acquisition of Fund

As discussed, we now own the General Partner and are currently the sole limited partner of the Fund. The Fund is a Delaware limited partnership which was organized on November 4, 2004.

Since its inception through the end of 2008, the Fund had raised money through the sale of limited partnership units.  From early 2009 to the present, the Fund has raised money through the sale of Series I Preferred Notes including an offer to existing limited partners to convert their limited partnership interest to Series I Preferred Notes by adding 30% to their initial investment. The Fund had approximately 450 limited partners across the country and approximately 50% elected to convert.  The Fund is managed through its general partner, CS Fund General Partners, LLC.

The Fund’s initial investment strategy was to purchase mezzanine loans from another mezzanine lender who, in turn, had made loans to real estate developers.  Mezzanine financing is financing to bridge any gap between a first-position lender and the equity position of the developers, and the total development costs.  A mezzanine real estate lender takes a security interest junior to the primary lender.

In September, 2007, the Fund changed its credit enhancement strategy and fortified its collateral position when it stopped purchasing the mezzanine notes and began lending directly to another lender and took a blanket security interest which included the lender’s total portfolio of mezzanine promissory notes and its interest in various special purpose entities that had acted as developers.  By June, 2008, the Fund had lent a total of $54,419,913.53 in cash.

In 2008, after the historic and unforeseen collapse of the credit and real estate markets, the Fund’s primary borrower defaulted on its obligations to the Fund.  On June 27, 2008, the Fund held a public sale at which the Fund purchased the assets for $55,000,000.00.  Accordingly, the Fund now owns the promissory notes and membership units previously owned by its borrower.   Along with this came control of 35 real estate projects across the country.  As a consequence of its financial analysis, the Fund has abandoned several projects as they were determined to be of little or no value.

Beginning approximately January 1, 2009, Todd Duckson became the Chief Manager of the General Partner for Fund and Chief Manager of the Fund’s Investment Manager.  Duckson is a former equity partner at the national law firm Hinshaw & Culbertson LLP, is a certified public accountant, and was the founder of four community banks.  Thereafter, the General Partner undertook an analysis of the Fund’s asset portfolio and its liquidity and determined that the Fund needed to restructure in an effort to raise additional capital to support the value of its asset portfolio which, in the current market, would otherwise be fleeting. This analysis ultimately leads to the General Partner being acquired by the Company and the preferred stock distribution to the Fund’s former limited partners.

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

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

The Company has no pending litigation.  The Company’s subsidiary (the Fund) has been and is currently subject to various legal proceedings that arise in the ordinary course of business of owning distressed real estate and operating a limited partnership.  At this time we cannot predict the timing or outcome of the legal proceedings.

Item 5.  Other Information.

On June 30, 2009, the Company and Transactional Finance, LLC, the sole member of the Fund’s general partner, entered into a Membership Interest Purchase Agreement whereby the Company acquired 100% of the membership interest in the Fund’s general partner in exchange for 1,000,000 shares of the Company’s Series A common stock and 36,333,993 of the Company’s Series B common stock.  Pursuant to the Second Amended and Restated Certificate of Incorporation, the Company’s Series A common stock has seven votes per share for each three shares of Series B stock, and the Company’s series B common stock has one vote per share.  As a result of the Membership Interest Purchase Agreement, Transactional Finance, LLC has 70% of the voting control.

On June 30, 2009, the date the Company acquired the General Partner, Todd A. Duckson and Scott R. Carlson were elected to the Company’s Board of Directors.  Also on June 30, 2009, Timothy Redpath and Michael Bozora resigned from the Company’s Board of Directors, Mr. Redpath resigned as CEO and Richard Dobson resigned as General Counsel.

Todd Duckson is a business attorney, certified public accountant and finance entrepreneur.  He holds advanced degrees with academic honors in business and accounting and a juris doctorate in law.  Duckson has been the founder of four community banks, a venture capital firm, a financial and tax firm and numerous other financial ventures.  Duckson has practiced law as a capital partner in a national law firm.  Prior thereto, he founded and managed Duckson-Carlson.  Duckson-Carlson was named the 13th fastest growing company in Minnesota in 2001 and Mr. Duckson was named one of Minneapolis’ 40 brightest business leaders.

Scott Carlson is an experienced businessman and attorney with over 20 years of experience.  Carlson was also a partner at Hinshaw & Culbertson and co-founded Duckson-Carlson.  He was also a former member of the Minneapolis Long-Range Improvement Committee through appointment by Mayors Sharon Sayles Belton and R.T. Rybak.

In addition, Christopher E. Clouser, Mannie L. Jackson, and Phil Jones have agreed to sit on the Company’s Advisory Board.

Clouser is Chairman of the International Tennis Hall of Fame and Museum located in Newport, Rhode Island.  He also serves of the Board of Directors of the Taste of the NFL, Transamerica Retirement, the Los Cabos Children’s Foundation, First Service, Champions Cup Tennis/Mexico, Christopher Marketing Services, and the Clouser Family Foundation.  Prior to his current activities, Clouser was Chairman of Griffin International, President of the Association of Tennis Professionals, President of Burger King Brands, President and CEO of Preview Travel/Travelocity, CEO and Board member of the Minnesota Twins Major League Baseball Club, Senior Vice President of Northwest Airlines, and Corporate Vice President of Hallmark Cards, Sprint, and Bell Atlantic.  Clouser is also very active in, and founded, several charitable organizations.

Jackson was Chairman of the Harlem Globetrotters.  Prior to taking the reins of the Globetrotters in 1992, Jackson served as President and General Manager of Honeywell’s Telecommunications Business and as Corporate Officer and Senior Vice President of Honeywell, Inc.  Jackson has served on the Board of directors of five Fortune 500 companies and has served on the Board of Governors or the American Red Cross, he is currently serving as chairman of the Naismith Memorial Basketball Hall of Fame and was among 12 distinguished nominees for the Archbishop Desmond Tutu Award for Human Rights in recognition of his work in South Africa.

Jones is on the advisory boards of Houston based Pros Revenue Management and CNX Media.  He is also on the advisory boards of Palladium Equity Partners. He is a board member of BMI (music licensing) and was its’ Chairman from 1997 to 2000.  Jones retired from Meredith Broadcasting in 1997 after 18 years where he served as president from 1989 to 1997.
Item 6.  Exhibits

Index to Exhibits

Exhibit
Number	Exhibit	Method of Filing
1.1	Membership Interest Purchase Agreement	Filed herewith.
3.1	Second Amended and Restated Certificate of Incorporation	Incorporated by reference to Exhibit 3.1 of the current report on Form 8-K dated July 1, 2009.
31.1	Rule 13a-14(a)/15d-14(a) Certifications: Certification of Chief Executive Officer pursuant to Rule 15d.	Filed herewith.
31.2	Rule 13a-14(a)/15d-14(a) Certifications: Certification of Chief Financial Officer pursuant to Rule 15d.	Filed herewith.
32.1	Section 1350 Certifications of Chapter 63 of Title 18 of the United States Code.	Filed herewith.
32.2	Section 1350 Certifications of Chapter 63 of Title 18 of the United States Code.	Filed herewith.

TRUE NORTH FINANCE CORPORATION
(Formerly CS Financing Corporation)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:           /s/ Todd A. Duckson
Todd A. Duckson
Chief Executive Officer, Treasurer and Secretary
(Principal Executive Officer)
Dated: August 14, 2009

By:           /s/ Mark Williams
Mark Williams
Chief Financial Officer
(Principal Financial and Accounting Officer)
Dated: August 14, 2009