Form 10-Q
period 2009-09-30
True North Finance Corp
filed 2009-11-16
CIK 1343504

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended September 30, 2009.
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from                      to
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
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large-accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: The number of shares outstanding of the Registrant’s Series A common stock and Series B common stock as of November 13, 2009, was 1,000,000, and 67,354,092, respectively, and the number of the Registrant’s preferred shares outstanding was 36,643.
Transitional Small Business Disclosure Format (check one): Yes ☐ No ☑

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited).
BALANCE SHEETS
(Unaudited)

	September 30, 2009	December 31, 2008
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$98,757	$—
Interest receivable	319,374	—
Other current assets	750,387	—

Total current assets	1,168,518	—

Property and equipment	69,798	—
Investment in notes receivable, net of allowance of $663,735 as of September 30, 2009	7,730,983	—
Real estate held for sale	104,106,000	—
Other assets	786,346	—

Total assets	$113,861,645	$—

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$2,820,836	$—
Current portion of notes payable	1,713,900	—
Other current payables	2,359,026	—

Total current liabilities	6,893,762	—

LONG TERM LIABILITIES
Notes payable	70,785,923	—
Deferred income taxes	2,738,837

Total liabilities	80,418,522	—

STOCKHOLDERS’ EQUITY
Preferred stock, $1,000 stated value, 50,000 shares authorized; 36,643 shares issued and outstanding	13,140,673	—
Preferred stock receivable 1,170 shares	(419,470)
Common stock (Series A), $.01 par value, 1,000,000 shares authorized; 1,000,000 shares issued and outstanding	10,000	10,000
Common stock (Series B), $.01 par value, 150,000,000 shares authorized; 67,354,092 and 36,331,993 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	673,541	363,320
Additional paid-in capital	15,486,644	—
Accumulated (deficit)	(2,642,789)	(373,320)

Total True North Finance Corporation stockholders’ equity	26,248,599	—
Noncontrolling interests	7,194,524

Total stockholders’ equity	33,443,123	—

Total liabilities and stockholders’ equity	$113,861,645	$—

The accompanying notes are an integral part of these financial statements

STATEMENTS OF OPERATIONS
(Unaudited)

		For the Three	For the Nine
	For the Three	Months Ended	Months Ended	For the Nine
	Months Ended	September 30,	September 30,	Months Ended
	September 30, 2009	2008	2009	September 30, 2008

INTEREST AND FEE INCOME	$306,132	$—	$306,132	$—

OPERATING EXPENSES
Insurance	8,911		8,911
Payroll	93,076		93,076
Professional fees	91,177		91,177
Interest expense	2,039,456		2,039,456
Provision for doubtful accounts	663,735		663,735
Other	1,758,564		1,758,564

Total operating expenses	4,654,919	—	4,654,919	—

Operating Loss	(4,348,787)	—	(4,348,787)	—

OTHER INCOME (EXPENSE)
Other expense	(580,530)	—	(580,530)	—
Other income	12,541	—	12,541	—
Deferred income tax benefit	1,748,011	—	1,748,011	—

Net income (loss)	(3,168,765)	—	(3,168,765)	—
Net (income) loss attributable to noncontrolling interests	899,296	—	899,296	—

Net income (loss) attributable to True North	$(2,269,469)	$—	$(2,269,469)	$—

Earnings (loss) per share:
Basic and diluted attributable to True North Stockholders	$(0.09)	$—	$(0.09)	$—

Weighted average basic and diluted shares outstanding	68,354,092	37,331,993	47,889,961	37,331,993

The accompanying notes are an integral part of these financial statements

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
For the Nine Months Ended September 30, 2009
(Unaudited)

	Common Stock
					Non-	Additional		Stockholder’s
		Common	Preferred	Preferred	controlling	Paid-in-	Accum.	Equity
	Shares	Stock	Stock	Stock Rec.	interests	Capital	Deficit	(Deficit)
	(000’s)	($000’s)	($000’s)	($000’s)	($000’s)	($000’s)	($000’s)	($000’s)
BALANCES, Dec. 31, 2008	37,332	$373	$—	$—	$—	$—	$(373)	$—

Common shares issued in Merger June 30, 2009	31,022	310				15,487		15,797

Preferred shares issued in Merger June 30, 2009 (36,643 shares)			13,140					13,140

Preferred shares receivable accrued September 30, 2009 (1,170 shares)				(419)				(419)

Non-controlling interest acquired in Merger June 30, 2009					8,981			8,981

Conversion of non-controlling interest into Series 1 Notes Payable in July 2009					(887)			(887)

Net Loss for the nine months ended September 30, 2009					(899)		(2,270)	(3,169)

BALANCES, Sept. 30, 2009	68,354	$683	$13,140	$(419)	$7,195	$15,487	$(2,643)	$33,443

The accompanying notes are an integral part of these financial statements

STATEMENTS OF CASH FLOW
(Unaudited)

	For the Nine	For the Nine
	Months Ended	Months Ended
	Sept. 30, 2009	Sept. 30, 2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,168,765)	$—
Adjustments to reconcile net loss to cash flows from operating activities		—
Depreciation	4,387	—
Amortization of debt fees	22,346	—
Amortization of prepaid expenses	1,000	—
Provision for doubtful accounts	663,735

Changes in operating assets and liabilities
Change in interest receivable	152,991	—
Change in prepaid insurance	18,049	—
Change in prepaids and other current assets	(50,938)	—
Change in accounts payable and accrued liabilities	1,622,576	—
Change in deferred income tax liability	(2,120,011)	—
Change in accrued interest	280,798	—

Net cash flows used in operating activities	(2,573,832)	—

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from other investments	765,282	—
Purchase of fixed assets	(20,124)	—
Cash acquired through Merger transaction	413,526

Net cash flows used in investing activities	1,158,684	—

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Notes Payable — Series A, Series 1, Other	1,651,071	—
Principal payments on capital lease obligations	(2,281)	—
Principal payments on note payable	(134,885)	—

Net cash flows from financing activities	1,513,905	—

Net Change in Cash and Cash Equivalents	98,757	—

Cash and Cash Equivalents — Beginning of Period	—	—

Cash and Cash Equivalents — End of Period	$98,757	$—

Supplemental disclosure of cash flow information
Cash paid for interest	$2,304,034	$—

Cash paid for income taxes	$—	$—

Supplemental noncash investing and financing activities:
Assets acquired in Merger	$115,852,500	$—
Less liabilities assumed	(77,934,435)	—

Net assets acquired	$37,918,065	$—

Conversion of noncontrolling interest to Notes Payable Series 1	$886,707	$—

The accompanying notes are an integral part of these financial statements

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
NOTE 1 — Nature of Operations and Summary of Significant Accounting Policies
     Reference to the Company
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
Also on June 30, 2009, the Company issued 40,000 shares of preferred stock to Capital Solutions Monthly Income Fund, LP. On that same date, Capital Solutions Monthly Income Fund, LP distributed 36,643 shares of the preferred stock to certain limited partners in complete liquidation of their capital accounts. Other limited partners indicated an interest in converting their limited partner interests to Series 1 Notes. Accordingly, they did not receive preferred stock and remained as limited partners on June 30, 2009. These limited partners are reflected on the balance sheet as non-controlling interests. In July 2009, $886,707 of the limited partnership interests was liquidated in exchange for Series 1 Notes. As a result of these transactions, the Company obtained control of Capital Solutions Monthly Income Fund, L.P and True North Finance Corporation.
CS Fund General Partner, LLC is the general partner of Capital Solutions Monthly Income Fund. The investment in Capital Solutions Monthly Income Fund, LP is reflected on the balance sheet as “Non-controlling interest of $7,194,524” as of September 30, 2009.
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

NOTE 1 — Nature of Operations and Summary of Significant Accounting Policies (cont.)
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
     Condensed Financial Statements
The accompanying condensed unaudited financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles for interim financial statements and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. In the opinion of management, the accompanying unaudited financial statements reflect all adjustments consisting of normal recurring adjustments necessary for a fair presentation of its financial position and results of operations. Interim results of operations are not necessarily indicative of the results that may be achieved for the full year. The financial statements and related notes do not include all information and footnotes required by U.S. generally accepted accounting principles for annual reports. This quarterly report should be read in conjunction with the financial statements included in the Company’s report on Form 10-K filed on March 31, 2009 with the U.S. Securities and Exchange Commission for the year ended December 31, 2008 and Form 8-K filed on July 9, 2009, Form 8-K/A filed on September 16, 2009 and Form 8-K/A filed on September 28, 2009.
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

NOTE 1 — Nature of Operations and Summary of Significant Accounting Policies (cont.)
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

NOTE 1 — Nature of Operations and Summary of Significant Accounting Policies (cont.)
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
     Fair Value Disclosures
As of September 30, 2009, we had no assets or liabilities utilizing Level 1 or Level 2 inputs and assets and liabilities utilizing Level 3 inputs included investments in real estate loans, unsecured borrowings.
To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, our degree of judgment exercised in determining fair value is greatest for instruments categorized in Level 3. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an asset or liability will be classified in its entirety based on the lowest level of input that is significant to the measurement of fair value.
Fair value is a market-based measure considered from the perspective of a market participant who holds the asset or owes the liability rather than an entity-specific measure. Therefore, even when market assumptions are not readily available, our own assumptions are set to reflect those that market participants would use in pricing the asset or liability at the measurement date. We use prices and inputs that are current as of the measurement date, including during periods of market dislocation, such as the recent illiquidity in the auction rate securities market. In periods of market dislocation, the observability of prices and inputs may be reduced for many instruments. This condition may cause our financial instruments to be reclassified from Level 1 to Level 2 or Level 3 and/or vice versa.
Our valuation techniques will be consistent with at least one of the three possible approaches: the market approach, income approach and/or cost approach. Our Level 1 inputs are based on the market approach and consist primarily of quoted prices for identical items on active securities exchanges. Our Level 2 inputs are primarily based on the market approach of quoted prices in active markets or current transactions in inactive markets for the same or similar collateral that do not require significant adjustment based on unobservable inputs. Our Level 3 inputs are primarily based on the income and cost approaches, specifically, discounted cash flow analyses, which utilize significant inputs based on our estimates and assumptions.
The following table presents the valuation of our financial assets and liabilities as of September 30, 2009, measured at fair value on a recurring basis by input levels:

NOTE 1 — Nature of Operations and Summary of Significant Accounting Policies (cont.)

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in
	Active Markets	Significant Other	Significant		Carrying Value on
	For Identical	Observable	Unobservable Inputs	Balance at	Balance Sheet at
	Assets (Level 1)	Inputs (Level 2)	(Level 3)	09/30/2009	09/30/2009
Assets

Investment in real estate held for sale	$—	$—	$104,106,000	$104,106,000	$104,106,000

Investments in notes receivable	$—	$—	$7,730,983	$7,730,983	$7,730,983

Liabilities
Notes payable	$—	$—	$72,499,823	$72,499,823	$72,499,823
The following table presents the changes in our financial assets and liabilities that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) from June 30, 2009 to September 30, 2009:

	Assets
	Investment in	Investment in notes
	real estate held for sale	receivable

Balance on June 30, 2009	$104,106,000	$9,159,999

Change in temporary valuation adjustment included in net loss

Increase in allowance for loan losses	—	(663,735)
Purchase and additions of assets	—	—

Sales, pay downs and reduction of assets

Proceeds from investments	—	(765,282)

Transfer to Level 1	—	—
Transfer to Level 2	—	—

Balance on September 30, 2009, net of temporary valuation adjustment	$104,106,000	$7,730,983

Liabilities
Notes Payable

Balance on June 30, 2009	$68,448,021
Increase in Series 1 Notes Payable	3,954,128
Increase in Bond Payable	200,000

Principal payments on notes payable	(142,326)

Transfer to Level 1	—
Transfer to Level 2	—

Balance on September 30, 2009, net of temporary valuation adjustment	$72,499,823

NOTE 1 — Nature of Operations and Summary of Significant Accounting Policies (cont.)
     Stock Based Compensation
The Company applies Generally Accepted Accounting Principles (“GAAP”) for all compensation related to stock, options, or warrants. GAAP requires the recognition of compensation cost using a fair value based method whereby compensation is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. The Company uses the Black-Scholes pricing model to calculate the fair value of options and warrants issued to employees and non-employees. Stock issued for compensation is valued using the market price of the stock on the date of the related agreement.
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
     Income Taxes
The Company accounts for its income taxes in accordance with GAAP, which requires recognition of deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.
The Company accounts for uncertainty in tax positions in accordance with GAAP which requires the recognition of a tax position when it is more likely than not that the tax position will be sustained upon examination by relevant taxing authorities, based on the technical merits of the position.
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

NOTE 1 — Nature of Operations and Summary of Significant Accounting Policies (cont.)
     Recent accounting policies
In June 2009, the Financial Accounting Standards Board (“FASB”) issued the Accounting Standards Codification (the “Codification”). Effective July 1, 2009, the Codification is the single source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with GAAP. We adopted the Codification during the third quarter of 2009 and the adoption did not materially impact our financial statements, however our references to accounting literature within our notes to the condensed consolidated financial statements have been revised to conform to the Codification classification.
In June 2009, the FASB issued Statement of Financial Accounting Standards (“FAS”) 166, “ Accounting for Transfers of Financial Assets, an Amendment of FASB Statement No. 140 “ (“FAS 166”), which is not yet included in the Codification. FAS 166 modifies the financial components approach, removes the concept of a qualifying special purpose entity, and clarifies and amends the derecognition criteria for determining whether a transfer of a financial asset or portion of a financial asset qualifies for sale accounting. FAS 166 also requires expanded disclosures regarding transferred assets and how they affect the reporting entity. FAS 166 is effective for us beginning January 1, 2010. We do not expect the adoption of FAS 166 to have a material effect on our financial statements.
In June 2009, the FASB issued FAS 167, “Amendments to FASB Interpretation No. 46R” (“FAS 167”), which is not yet included in the Codification. FAS 167 changes the consolidation analysis for VIEs and requires a qualitative analysis to determine the primary beneficiary of the VIE. The determination of the primary beneficiary of a VIE is based on whether the entity has the power to direct matters which most significantly impact the activities of the VIE and has the obligation to absorb losses, or the right to receive benefits, of the VIE which could potentially be significant to the VIE. FAS 167 requires an ongoing reconsideration of the primary beneficiary and also amends the events triggering a reassessment of whether an entity is a VIE. FAS 167 requires additional disclosures for VIEs, including disclosures about a reporting entity’s involvement with VIEs, how a reporting entity’s involvement with a VIE affects the reporting entity’s financial statements, and significant judgments and assumptions made by the reporting entity to determine whether it must consolidate the VIE. FAS 167 is effective for us beginning January 1, 2010. We are currently evaluating the effects, if any, this statement may have on our financial statements.
In August 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-05, which provides alternatives to measuring the fair value of liabilities when a quoted price for an identical liability traded in an active market does not exist. The alternatives include using the quoted price for the identical liability when traded as an asset or the quoted price of a similar liability or of a similar liability when traded as an asset, in addition to valuation techniques based on the amount an entity would pay to transfer the identical liability (or receive to enter into an identical liability). The amended guidance is effective for us beginning October 1, 2009, and we do not expect the effects to have a material impact on our financial statements.
NOTE 2 — Business Combination
In June of 2009 a definitive merger agreement was entered into by True North Finance Corporation and CS Fund General Partner, LLC. The merger was completed on June 30, 2009. Pursuant to the terms of the Merger, the equity holder of CS Fund General Partner, LLC (Transactional Finance, LLC) acquired 37,331,993 shares of common stock constituting 70% of voting control of True North Finance Corporation. CS Fund General Partner, LLC is the general partner of Capital Solutions Monthly Income Fund, L.P. Also on June 30, 2009 True North Finance Corporation issued 40,000 shares of Preferred stock to Capital Solutions Monthly Income Fund, L.P. in exchange for limited partner interest. 36,643 shares of preferred stock was simultaneously distributed by Capital Solutions Monthly Income Fund, LP to its limited partners in complete liquidation of their capital accounts.
Certain limited partners indicated an interest in converting their limited partner interests to Series 1 Notes. Accordingly, they did not receive preferred stock and remained as limited partners on June 30, 2009. They are reflected on the balance sheet as non-controlling interests. As of September 30, 2009, certain limited partners had not completed the conversion of their limited partner interests to Series 1 Notes. These partners are reflected on the balance sheet as “non-controlling interests” totaling $7,194,524 as of September 30, 2009. As a result of these transactions, the Company controls of Capital Solutions Monthly Income Fund, L.P and True North Finance Corporation.

NOTE 2 — Business Combination (cont.)
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
Assets and liabilities acquired in the Merger are summarized as follows:
•	True North Finance Corporation
•	Notes receivable — $2,068,485 and accrued interest of $349,273 in connection with loans issued in 2008 and 2009 secured by real estate located in California near San Francisco.

•	Real estate located in Maricopa County, AZ (79 acres) valued at $22,500,000. This property is subject to a mortgage of $7,000,000 which matures on August 1, 2012 and bears an interest rate of 10%.

•	Real estate located in Lloyd Harbor, NY (16 acres) valued at $16,750,000. This property is subject to a mortgage of $4,000,000 which matures on June 16, 2013 and bears an interest rate of 10%.

•	Five Year Notes-Series A (“Notes”) issued pursuant to a registration statement on Form S-1 (the “Registration Statement”). The Notes issued bear interest at a fixed rate (calculated based upon a 360-day year) of ten percent (10%). Interest is payable monthly with the first interest payment commencing thirty (30) days from issuance. Total Notes liability acquired was $9,930,000.
•	Capital Solutions Monthly Income Fund, L.P.
•	Cash of approximately $400,000.

•	Various real estate investments located in the Midwestern United States valued at $7,926,000.

•	Various real estate investments located in Florida valued at $56,939,107. The real estate acquired is subject to senior debt of $21,687,766.

•	Investment in notes receivable equal to $6,944,514 (unsecured).

•	Deposits in escrow and other receivables of $759,890.

NOTE 2 — Business Combination (cont.)
The following table summarizes the acquisition purchase price and the tentative allocation to the assets acquired and liabilities assumed in connection with the acquisitions:

	True North	Capital Solutions
	Financing	Monthly Income
	Corporation	Fund, LP	Total
Current assets
Cash and cash equivalents	$3,516	$410,010	$413,526
Accounts receivable	—	15,307	15,307
Inventories	—	22,418	22,418
Accrued interest receivables	349,273	123,000	472,273
Other current assets	26,734	—	26,734

Total current assets	$379,523	$570,735	$950,258

Other assets
Property plant and equipment (net)	26,061	28,000	54,061
Investments in note receivable	2,068,486	5,641,514	7,710,000
Investments in real estate	39,250,000	67,334,997	106,584,997
Other assets	553,184	—	553,184

Total other assets	$41,897,731	$73,004,511	$114,902,242

Total assets acquired	$42,277,254	$73,575,246	$115,852,500

Current liabilites	469,282	2,411,721	2,881,003
Long term liabilities	25,887,606	49,165,826	75,053,432

Total liabilities assumed	$26,356,888	$51,577,547	$77,934,435

Total (assets in excess of liabilities)			$37,918,065

A reconciliation of consideration paid to the allocation of the purchase price to specific assets and liabilities is as follows:

Fair value of outstanding preferred stock issued	$13,140,673
Fair value of outstanding common stock issued	15,796,865
Non-controlling interests	8,980,527

$37,918,065

The following represents the unaudited proforma combined results of operations of the Merger as if the Merger had occurred as of January 1, 2008:

	For the Three	For the Three	For the Nine	For the Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008

Unaudited proforma information:
Revenue	306,132	75,637	605,595	3,093,885
Net income (loss)	(2,572,016)	(2,440,087)	(7,323,914)	(4,599,800)
Basic and diluted earnings per share	(0.05)	(0.01)	(0.10)	(0.06)
Weighted average basic and diluted shares outstanding	47,899,961	47,899,961	47,899,961	47,899,961

NOTE 3 — Stockholders’ Equity
Preferred Stock
On June 30, 2009 the Board of Directors authorized the issuance of 40,000 shares of preferred stock, stated value $1,000 per share to Capital Solutions Monthly Income Fund, L.P.
Common Stock
In June of 2009 the company increased the authorized shares of common stock (referred to as Series B) from 70,000,000 to 150,000,000 and issued 36,331,993 to Transactional Finance, LLC in connection with the Merger. Total shares issued and outstanding of the Series B common stock is 67,354,092 as of September 30, 2009.
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
NOTE 4 — Notes Payable
The Company’s notes payable as of September 30, 2009 are summarized as follows:

		As of
	As of June 30,	September		Interest
Description	2009	30, 2009	Matures	Rate
Five Year Notes-Series A issued in 2006, 2007, and 2008 (unsecured) interest paid monthlly	$9,930,000	$10,130,000	2011 - 2013	10%
Series 1 Four Year Notes issued in 2009 (unsecured) interest paid monthly	27,478,060	31,432,188	2013	10%
Note Payable issued in 2009 secured by Arizona real estate, interest paid monthly	7,000,000	7,000,000	2013	10%
Note Payable issued in 2009 secured by New York real estate, interest paid monthly	4,000,000	4,000,000	2012	10%
Senior Debt secured by real estate foreclosed in 2008, interest paid monthly or quarterly	20,078,486	19,936,829	2011 - 2013	8% - 13%
Other Notes Payable	1,475	806	2010	15%

Total Notes Payable	$68,488,021	$72,499,823

NOTE 5 — Commitments and Contingencies
The Company has no pending litigation. The Fund has been and is currently subject to various legal proceedings that arise in the ordinary course of business of owning distressed real estate and operating a limited partnership. At this time we cannot predict the timing or outcome of the legal proceedings.
By Order dated October 2, 2009, a district court judge for the Fourth Judicial District, Minnesota, confirmed an arbitration award in favor of Charles T. Thompson, as Trustee for the Charles T. Thompson Revocable Trust dated December 27, 2000 as amended and against Capital Solutions Monthly Income Fund, L.P. in the amount of $1,000,000. As a result of this action the Company has accrued a loss of $580,530 and a receivable in our preferred stock of $419,470.
NOTE 6 — Subsequent Events
Events Subsequent to September 30, 2009 through November 16, 2009
On October 28, 2009, the Company entered into an agreement with Real Equity Solutions (RES) to settle the Company’s notes receivable (secured by the Prentiss properties in San Francisco California) from RES in exchange for cash totaling $750,000 in three payments as follows:
1.	$225,000 On November 1, 2009 (Received)

2.	$200,000 On December 10, 2009

3.	$325,000 On January 15, 2010
As a result, the Company recognized a loss as of September 30, 2009 for the notes receivable and interest receivable in connection with this transaction in the amount of $953,766.

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
     Overview
     Despite our operating history, we are an early stage finance company focused on the financing of completed, or nearly completed, transactions. We invest primarily by making short- and medium-term (twelve to thirty-six month) loans, and, on occasion, acquiring investments for re-sale. We intend to pursue finance and investment opportunities in the following markets; opportunistic equity, trade finance, distressed sellers, bridge finance and real estate finance (referred to in the aggregate as “Diversified Markets”). We raise capital to make investments in the Diversified Markets by making public offerings of our Notes. We acquired a substantial portion of our assets as a result of the acquisition of the general partner of Capital Solutions Monthly Income fund, L.P. (“Fund”) and other real estate purchases in June of 2009.
     Our business strategy is to make loans on conservatively underwritten and completed, or nearly completed, transactions and to secure our loans by first- and second-priority mortgages or other UCC security interests, including the equity of entities that own the subject transaction and the personal guarantees of the underlying principals. We will initially focus our lending on transactions originating in the Midwest where the chosen Diversified Market niche values are less vulnerable to large or unpredictable market swings and the networks of our management team will provide a competitive advantage.
     We plan to invest for our own account directly on our balance sheet. We seek to generate revenue and profits by making loans and purchasing investments at yields higher than the interest rates we must pay on our Notes and other debt. We seek to obtain effective interest yield spread between 400 and 800 basis points above the interest rate we pay on our Notes and other debt. This interest yield spread will consist of interest on the loan plus points and other fees. The income from this interest spread is used to pay our expenses, which includes distribution expenses on our Notes as well as our operating expenses.
     Our Investment Committee will be responsible for constantly monitoring the Diversified Markets. These duties include establishing and removing Diversified Markets as well as allocating newly raised capital across the Diversified Markets based on market conditions, capacity, and forecasted success. Capital will be deployed in the Diversified Markets through small “investment pods” each managed by a separate investment pod manager. An “investment pod” is a name used to describe a separately managed pool of internal capital. All investment pod managers will be recruited and approved by the Investment Committee and Board. Each investment pod will generally be limited to approximately 20 million dollars in investments and the investment pod managers will manage their investments from origination through servicing to collection. The Investment Committee, however, will have the authority to ultimately fund an investment pod in an appropriate amount.
     Liquidity
     We anticipate loan repayments and asset sales of approximately $1,000,000 scheduled to be paid in 2009 and early 2010 will provide adequate liquidity to fund the Company’s operations over the first two quarters of 2010. Thereafter, to the extent we are successful in selling Notes, and historically we have not been, we expect that the primary source of our liquidity will come from interest and fees earned on our loans and other investments made with the proceeds from Note sales. Nevertheless, some short-term liquidity may be provided by the net proceeds from the sale of the Notes. Although not contractually bound to do so, we also anticipate using some of the net proceeds from the sale of the Notes to inject capital into the Fund. The Fund requires approximately $1,000,000 per month to service the senior creditors on its real estate assets, its unsecured debt and otherwise meet working capital demands. To the extent the Fund fails to service such debts, it will lose substantially all of the value in its assets. The Fund’s only liquidity will come from the ultimate disposition of its real estate assets. It’s not anticipated that the Fund will liquidate any significant asset in the ordinary course at fair market value prior to a significant recovery in the real estate and credit markets.
     Capital Resources and Results of Operation
     Our current capital resources have been provided primarily by the net proceeds of our Notes and the notes sold by the Fund. To date, our material commitments include payments to existing Note holders, providing additional capital to the Fund and administrative personnel. These expenses will be paid from cash flow from operations or from the net proceeds of the offering. We believe we have identified prospects to purchase several investments sufficient to meet these obligations for the remainder of 2009. We are still seeking additional capital to better capitalize our business and will re-commence selling Notes, which, in turn, will generate cash to fund our finance operations thereby producing net income and additional revenue. We currently have limited revenue from operations and in all likelihood will be required to make future expenditures in connection with our distribution efforts along with general and administrative expenses before we will earn any material revenue.
     Capital Raising Challenges
     We have been selling our Notes on a continuous basis under our shelf registration statement on Form S-1 through registered broker-dealers. We suspended offering the Notes on November 13, 2008, and plan to recommence such offering in the 4th quarter of 2009. The Company currently does not have any placement agreements with any broker-dealer and intends on initially offering the Notes itself.
     Dependence on One or a Few Major Borrowers
     As of September 30, 2009, our investment portfolio is concentrated in a handful of assets. Until we can create a sizeable investment portfolio spread out amongst numerous investment pods and assets, our investments will be relatively concentrated. This concentration is a result of the slower than anticipated sale of Notes.
     Off-Balance Sheet Arrangements
     The Company does not have any off-balance sheet arrangements, as defined in Item 303(c)(1) of Regulation S-B promulgated under the Securities Act.
     Contractual Obligations
     The Company signed an employment agreement with Mr. Christopher Clouser on August 1, 2009, which entitles him to base compensation at a rate of $350,000 per annum and options on up to 11,476,094 Series B Common Shares which are 50% vested. The agreement required the base compensation to be increased by a minimum of $50,000 per annum commencing on the agreement’s first anniversary. To the extent the Company is unable to secure an additional $250,000,000 in debt or equity financing by the agreement’s first anniversary, the base compensation shall be reduced by 5% for each $10,000,000 the Company is short of $250,000,000 up to 50%. The remaining options vest upon the Company receiving $200,000,000 in new debt or equity financing.
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
PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.
     The Company has no pending litigation. The Fund has been and is currently subject to various legal proceedings that arise in the ordinary course of business of owning distressed real estate and operating a limited partnership. At this time we cannot predict the timing or outcome of the legal proceedings. By Order dated October 2, 2009, a district court judge for the Fourth Judicial District, Minnesota, confirmed an arbitration award in favor of Charles T. Thompson, as Trustee for the Charles T. Thompson Revocable Trust dated December 27, 2000 as amended and against Capital Solutions Monthly Income Fund, L.P. in the amount of $1,000,000. The Fund will appeal this ruling.

Item 5.	Other Information.
     On November 6, 2009, the Board of Directors elected Christopher E. Clouser, John O. Klinkenberg, Timothy R. Redpath, Constantine “Deno” Macricostas, Mannie Jackson, Richard B. Hirst, Douglas A. Lennick and Philip A. Jones as directors.

Item 6.	Exhibits
Index to Exhibits

Exhibit
Number	Exhibit	Method of Filing

31.1	Rule 13a-14(a)/15d-14(a) Certifications: Certification of Chief Executive Officer pursuant to Rule 15d.	Filed herewith.

31.2	Rule 13a-14(a)/15d-14(a) Certifications: Certification of Chief Financial Officer pursuant to Rule 15d.	Filed herewith.

32.1	Section 1350 Certifications of Chapter 63 of Title 18 of the United States Code.	Filed herewith.

32.2	Section 1350 Certifications of Chapter 63 of Title 18 of the United States Code.	Filed herewith.

SIGNATURES
     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:	/s/ Todd A. Duckson
Todd A. Duckson
Chief Executive Officer (Principal Executive Officer) Dated: November 16, 2009

By:	/s/ Mark Williams
Mark Williams
Chief Financial Officer (Principal Financial and Accounting Officer) Dated: November 16, 2009