Form 10-K
period 2009-12-31
True North Finance Corp
filed 2010-05-28
CIK 1343504

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009.
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Five Year Notes — Series A
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant is a large-accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “ accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
     Yes ☐ No ☑
     No market exists for the registrant’s common equity.
     The number of shares outstanding of the Registrant’s common stock as of May 20, 2010 is 1,000,000 shares of Series A common, 120,606,643 shares of Series B common and 35,473 shares of preferred stock.

i

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
Forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. Given these uncertainties, you should not place undue reliance on these forward-looking statements. When True North Finance Corporation (the “Company”) makes forward-looking statements, the Company is basing them on Company management beliefs and assumptions, using information currently available to the Company. Also, forward-looking statements represent Company management beliefs and assumptions only as of the date of this Form 10-K.
If one or more of these or other risks or uncertainties materialize, or if the Company’s underlying assumptions prove to be incorrect, actual results may vary materially from those anticipate. Any forward-looking statements included in this Form 10-K or the documents incorporated herein by reference reflect the Company’s current views with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to the Company’s operations, results of operations, growth strategy and liquidity. Please specifically consider the factors identified in this Form 10-K or in the documents incorporated by reference in this Form 10-K (including under the caption “Description of Business — Risk Factors that may affect future Results of Operations”) which could cause actual results to differ materially from those indicated by the forward-looking statements. In light of the foregoing risks and uncertainties, you should not unduly rely on such forward-looking statements when deciding whether to buy, sell or hold any of the Company’s securities. The Company disclaims any intent or obligation to update or alter any of the forward-looking statements whether in response to new information, unforeseen events, changed circumstances or otherwise.
Except as required by law, the Company assumes no obligation to update these forward-looking statements or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

PART I
ITEM 1. BUSINESS
Overview
Despite our operating history, we are an early stage finance company focused on the financing of completed, or nearly completed, transactions. We intend to invest primarily by making short- and medium-term (ninety day to thirty-six month) loans, and, on occasion, acquiring investments for re-sale. We expect to initially pursue finance and investment opportunities in the following markets: opportunistic equity, trade finance, distressed sellers, bridge finance and real estate finance. We raise capital to make investments in our intended investment markets by making public offerings of our Bonds. We acquired a substantial portion of our assets as a result of the acquisition of a mezzanine real estate fund and other real estate purchases in June of 2009. We are contemplating divesting these assets as soon as the end of the 2nd quarter and focusing exclusively on our lending strategy (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations”).
To the extent our planned Bond offering is successful, our business strategy will be to make loans on conservatively underwritten and completed, or nearly completed, transactions and to, in most cases, secure our loans by first- and second-priority mortgages or other UCC security interests, including the equity of entities that own the subject transaction and the personal guarantees of the underlying principals. We will initially focus our lending on transactions originating in the Midwest where the chosen market niche values are less vulnerable to large or unpredictable market swings and the networks of our management team will provide a competitive advantage.
We primarily plan to invest for our own account directly on our balance sheet (as opposed to finance other finance companies). We seek to generate revenue and profits by making loans and purchasing investments at yields higher than the interest rates we must pay on our Bonds and other debt. We seek to obtain effective interest yield spread between 400 and 800 basis points above the interest rate we pay on our Bonds and other debt. This interest yield spread will consist of interest on the loan plus points and other fees. The income from this interest spread is used to pay our expenses, which includes distribution expenses on our Bonds of the debt as well as our operating expenses. These expenses are expected to be at least $2,500,000 annually.
Our Investment Committee will be responsible for constantly monitoring our intended investment markets. These duties include establishing and removing our intended investment markets as well as allocating newly raised capital across our intended investment markets based on market conditions, capacity, and forecasted success. Capital will be deployed in our intended investment markets through small “investment pods” each managed by a separate investment pod manager. An “investment pod” is a name used to describe a separately managed pool of internal capital. All investment pod managers will be recruited and approved by the Investment Committee and Board. In addition, each individual investment opportunity must be presented by the pod manager to the Investment Committee for approval before capital is allocated. Investments presented for consideration must adhere to custom underwriting guidelines predetermined by the Investment Committee for each individual pod. Each investment pod will generally be limited to approximately $20,000,000 in investments and the investment pod managers will manage their investments from origination through servicing to collection. The Investment Committee, however, will have the authority to ultimately fund an investment pod in an appropriate amount up to $3,000,000. Above that, the approval of the pod manager, Chair of the Investment Committee, Investment Committee and Board of Directors is required.
The Company’s Market
Finance markets are highly fragmented, with numerous large, mid-size and small lenders and investment companies, such as banks, savings and loan associations, insurance companies and institutional lenders, competing for investment opportunities. Many of these market participants are, as a result of the current credit dislocation, not participating in this market to the extent they had before the credit crisis. We believe that, in the short term, these lenders will be unable to satisfy the current demand for transactional financing creating attractive opportunities for niche lenders such as the Company. Additionally, while we believe the current credit dislocation will be a medium term phenomenon, we believe the many participants in the finance markets will significantly alter their lending standards, which will also create attractive opportunities for the Company.

We expect to focus on niche areas in our intended investment markets where we have identified stable transaction values which are less vulnerable to extreme market swings. Taking advantage of the opportunities in these markets requires good market expertise. We have determined that we can acquire this market expertise in our intended investment markets via recruitment of talented and experienced investment pod managers. To date, however, we have not retained any investment pod managers.
We are initially focusing our business on transactions originating in the Midwest. Over time we expect to expand into other geographic areas as we build or acquire market expertise that will allow us to successfully finance transactions in those areas. Ultimately we intend to provide a nationwide market for finance customers that meet our conservative underwriting standards. Initially, however, we look to finance transactions in our intended investment markets which arise from transactions based in the Midwest and have determined that the demand for this financing will far outweigh our capital.
The Company’s Strategy
After we divest our real estate portfolio, our goal is to create a diversified portfolio of high-yield investments in our intended investment markets, primarily through the origination and retention of loans and other financed transactions. Only if we are able to make investments that have interest rates in excess of our cost of capital and comport with our rigorous underwriting requirements will we generate cash from operations. In order to achieve our goals, we have meticulously created the following lending strategy.
Our business will focus on financing completed, or nearly completed, transactions in our intended investment markets. A completed transaction means, by way of example, financing a transaction where the products have been sold (but not paid for) as opposed to financing a borrower who intends or hopes to eventually sell its products. Our investments are expected to take the following forms:
Mortgage-Secured loans are secured property loans that are occasionally subordinate to a first mortgage loan but senior to the owner’s equity. In the current credit crisis, and whenever economically feasible, we will make loans secured by first mortgages.
Non-Mortgage-Secured loans are not secured by a mortgage on the property but by a pledge of the borrower’s ownership interest in the property-owning entity. Subject to negotiated contractual restrictions, the lender generally has the right, following foreclosure, to become the owner of the property subject to the lien of the first mortgage.
UCC-Secured Loans are secured by business non-real estate collateral such as inventory, equipment, accounts receivable, etc. Our security interest will usually be perfected by following the terms of the Uniform Commercial Code as adopted in the borrower’s State.
Secondary Collateral will generally be taken in the form of personal guaranties of the principals and mortgages or other security interests on unrelated assets.
We plan to invest in loans for our own account directly on our balance sheet. While we intend to pursue all investment opportunities in our intended investment markets for which we can obtain our desired return on investment, we expect that our investments will have the following characteristics:
Short- to medium-term, generally between six and thirty-six month maturity;
High yield, potentially between 14% to 22% yield, including interest, points and other fees (based upon management estimates); and
Small principal amounts, potentially between $100,000 and $2 million principal amount per loan, subject to our concentration limits and approval by the Investment Committee.
Our intended investment markets are important to our investment strategy and critical to reducing risk associated with compiling our investment portfolio. Historical analysis has been conducted on most of the Company’s proposed investment strategies (real estate finance, bridge finance, trade finance, opportunistic equity, distressed sellers) focusing on past total return trends to determine historical performance patterns of each proposed investment pod and to determine how these trends relate to each other over time. Through this analysis we have concluded that the Company’s proposed strategies exhibit varying degrees of correlation and should significantly reduce overall portfolio risk.
Our internal evaluation of historical performance data from 2000 to 2009 for most proposed investment categories resulted in the following conclusions:

Correlation	Historical Performance
Not Correlated (-0.33 to 0.33)	Real Estate Financing/Bridge Financing (0.15) Real Estate Financing/Trade Financing (0.19) Real Estate Financing/Opportunistic Equity (-0.26) Opportunistic Equity/Distressed Sellers (0.18)

Moderately Correlated (0.34 to 0.66)	Trade Finance/Bridge Finance (0.39) Trade Finance/Opportunistic Equity (0.37) Trade Finance/Distressed Sellers (0.42) Bridge Finance/Distressed Sellers (0.55)

Highly Correlated (0.67 to 0.99)	Bridge Finance/Opportunistic Equity (0.86) Real Estate Finance/Distressed Sellers (0.84)
Analysis of these correlation statistics shows a diverse set of historical performance trends with most strategy correlations exhibiting either no historical correlation or a moderate positive correlation. As a result of this analysis we have concluded that these strategies should act to provide high-quality diversification to the overall portfolio and its resulting investment performance.
In general, investments exhibit low correlations to each other because they react differently to changing market conditions (interest rates, inflation, etc) and/or are generally affected by differing factors. By combining multiple investment categories with historically low correlation patterns, a portfolio should benefit by generating significantly less volatility in overall returns. As one strategy benefits from certain market trends, others will react differently to these trends, or will not be affected at all. This smoothing of portfolio volatility will help to generate consistent investment returns by avoiding large swings in return, commonly found in investments with more concentrated portfolios.
The Company will perform ongoing analysis of both historical and current investment returns in each of our investment pods in order to optimize performance and diversify portfolio level risk. Further, as new investment pods are brought in to the portfolio continual analysis of these factors will be conducted and evaluated in order to maintain sufficient levels of diversification going forward.
The following proxies were used in this analysis to represent historical performance for each proposed investment pod:

Strategy	Proxy
Bridge Finance	Russell Microcap Index

Real Estate Finance	Fed commercial real estate charge off rate, Banks non top 100 (inverse)

Opportunistic Equity	Moody’s/REAL Commercial Property Index (CPPI)

Trade Finance	LIBOR

Distressed Sellers	Fed charge off rate for all bank loans, Banks non top 100 (inverse)
Note, the correlation data is not derived from the Company’s historical performance and may not be representative of the Company’s actual performance.
We plan to seek opportunities to invest primarily in the following types of activities in our intended investment markets as approved by the investment pod manager and Investment Committee:

Bridge Finance. Our Bridge Finance Investment Pod provides temporary lending solutions across multiple industries to middle-market companies looking to expand their operations. Our focus is on companies who can demonstrate consistent positive cash flow, and possess differentiating products and/or services in historically stable industries. Although certainly not inclusive, the following are some of the expected bridge financing transactions that will be originated in the Bridge Financing Investment Pod:
•	Bridge for Seasonal Business. We may provide bridge financing to seasonal businesses. Some seasonal businesses, for example, are required to stock inventory in the summer months for the end-of-year shopping season. Or, alternatively, stock inventory in the winter months for the summer lawn and garden shopping season. We may finance the inventory build.

•	Bridge to Long-Term Financing. We may provide bridge financing to a company with historical strong financial performance and an abundance of collateral who is in the process, but has not yet completed, a long term re-finance such as a low rate commercial revolver or an expected firmly underwritten securities offering.

•	Bridge to Certain Event. We may provide bridge financing to a company with historical strong financial performance and an abundance of collateral to bridge them to a certain, or near certain, future liquidity event such as the sale of a pre-contracted business assets or the return of escrowed security deposits.
We do not currently have any investments in this investment pod.
Real Estate Finance. As banks and other traditional lenders continue to slow their lending activities a void has been created for those needing financing. In our opinion, this tightening of credit translates into opportunities for private lenders, such as the Company, that are still strategically lending to qualified borrowers who meet our underwriting guidelines. By taking advantage of these opportunities we hope to generate favorable investment returns coupled with high levels of collateral. Although certainly not inclusive, the following are some example transactions expected in our Real Estate Finance Investment Pod:
•	Residential Construction. We intend to seek opportunities to provide construction loans to finance residential construction only where there is a completed, or nearly completed, transaction (i.e. non-investor pre-sold homes). For example, in the course of the construction of a typical real estate development, a builder or developer will finance and construct model and “spec” homes in order to sell lots in the development for subsequent construction. These model and spec homes are often are pre-sold to a homeowner and the builder’s loan is repaid with the proceeds of the sale. In these instances, we may seek to provide, via our Real Estate Finance Investment Pod, short-term financing for such homes. Because of the risks inherent in anticipating the market price for a model or spec home before the other lots in a development are sold, we plan to require conservative loan-to-value ratios (no greater than 70%) where our collateral position is well secured and the collateral value is clearly established and stable. For a discussion of risk of residential construction financing see “Foreclosure by a priority lien holder may result in the loss of our investment and impair our ability to repay the Bonds,” “Our focus on credit-impaired borrowers will make our investment portfolio susceptible to high levels of default resulting in risk to our investors,” “A decline in real estate value will impair the collateral for our investments thereby increasing the likelihood that we would suffer a loss and be unable to repay all or a portion of the Bonds upon liquidation of the collateral,” “Our mezzanine lending activities may be riskier than other lending activities,” “Our borrowers’ credit enhancements may lapse or be insufficient to collateralize interest payments,” “Lack of insurance will increase the risk that we may suffer a loss and our borrower(s) would be unable to repay all or a portion of the loans,” “We are subject to the risk that provisions of our loan agreements may be unenforceable,” “We may fail to perfect security interests in certain collateral pledged by the borrowers of our loans,” “We may be affected adversely if guaranties made to us are found unenforceable,” “We may suffer a loss in the event of a bankruptcy of a borrower, particularly in cases where the borrower has incurred debt that is senior to our loan,” and “If our reserves for loan losses are inadequate to cover actual loan losses, or if loan delinquencies increase, our earnings could decrease” under “Risk Factors.”

•	Commercial Construction Development. We also plan to seek opportunities to provide qualified borrowers with financing to augment the builder’s equity or down payment. This type of financing may involve re-financing as well as original construction financing. Loan-to-value ratios will vary from project to project but will generally not exceed 70%. Key statistics used in the determination of the allowable loan-to-value ratios of these transactions will include the strength of the borrower, building size and intended use, percentage of building leased and term of leases, anticipated debt service coverage ratios and available cash. In any event, we intend to finance only completed, or nearly completed, transactions (i.e. substantially pre-leased or pre-sold projects). For a discussion of risk of commercial construction development financing see “Foreclosure by a priority lien holder may result in the loss of our investment and impair our ability to repay the Bonds,” “Our focus on credit-impaired borrowers will make our investment portfolio susceptible to high levels of default resulting in risk to our investors,” “A decline in the real estate development and construction markets will partially impair our ability to make investments in certain investment markets,” “A decline in real estate value will impair the collateral for our investments thereby increasing the likelihood that we would suffer a loss and be unable to repay all or a portion of the Bonds upon liquidation of the collateral,” “Our mezzanine lending activities may be riskier than other lending activities,” “Our borrowers’ credit enhancements may lapse or be insufficient to collateralize interest payments,” “Lack of insurance will increase the risk that we may suffer a loss and our borrower(s) would be unable to repay all or a portion of the loans,” “We are subject to the risk that provisions of our loan agreements may be unenforceable,” “We may fail to perfect security interests in certain collateral pledged by the borrowers of our loans,” “We may be affected adversely if guaranties made to us are found unenforceable,” “We may suffer a loss in the event of a bankruptcy of a borrower, particularly in cases where the borrower has incurred debt that is senior to our loan,” and “If our reserves for loan losses are inadequate to cover actual loan losses, or if loan delinquencies increase, our earnings could decrease” under “Risk Factors.”
•	Investment Property. We may also provide financing for various types of real estate investments. Such investments may include office and industrial properties, apartment properties and retail properties of both single and multiple usages. We believe short-term mezzanine financing is an attractive option for investment properties because it allows the owner to bridge to more long-term financing. While a mezzanine loan is an expensive option for the real estate owner, we believe that mezzanine financing is attractive because it enables the owner to leverage their initial equity at a reasonable blended cost of funds. In any event, we intend to finance only completed, or nearly completed, transactions (i.e. substantially pre-leased or pre-sold projects). For a discussion of risk of investment property financing see “Foreclosure by a priority lien holder may result in the loss of our investment and impair our ability to repay the Bonds,” “Our focus on credit-impaired borrowers will make our investment portfolio susceptible to high levels of default resulting in risk to our investors,” “A decline in real estate value will impair the collateral for our investments thereby increasing the likelihood that we would suffer a loss and be unable to repay all or a portion of the Bonds upon liquidation of the collateral,” “Our mezzanine lending activities may be riskier than other lending activities,” “Our borrowers’ credit enhancements may lapse or be insufficient to collateralize interest payments,” “Lack of insurance will increase the risk that we may suffer a loss and our borrower(s) would be unable to repay all or a portion of the loans,” “We are subject to the risk that provisions of our loan agreements may be unenforceable,” “We may fail to perfect security interests in certain collateral pledged by the borrowers of our loans,” “We may be affected adversely if guaranties made to us are found unenforceable,” “We may suffer a loss in the event of a bankruptcy of a borrower, particularly in cases where the borrower has incurred debt that is senior to our loan,” and “If our reserves for loan losses are inadequate to cover actual loan losses, or if loan delinquencies increase, our earnings could decrease” under “Risk Factors.”

•	Land Development. We may also occasionally consider financing for land development, in cases where the opportunities are extremely promising secondary liquid collateral is available and the yields are extraordinary. For a discussion of risk of land development financing see “Foreclosure by a priority lien holder may result in the loss of our investment and impair our ability to repay the Bonds,” “Our focus on credit-impaired borrowers will make our investment portfolio susceptible to high levels of default resulting in risk to our investors,” “Our practice of deferring principal payments on land development loans until the senior lender has been paid off may result in losing some of the value of our collateral and our inability to repay all or a portion of the Bonds,” “A decline in the real estate development and construction markets will partially impair our ability to make investments in certain investment markets,” “A decline in real estate value will impair the collateral for our investments thereby increasing the likelihood that we would suffer a loss and be unable to repay all or a portion of the Bonds upon liquidation of the collateral,” “Our mezzanine lending activities may be riskier than other lending activities,” “Our borrowers’ credit enhancements may lapse or be insufficient to collateralize interest payments,” “Lack of insurance will increase the risk that we may suffer a loss and our borrower(s) would be unable to repay all or a portion of the loans,” “We are subject to the risk that provisions of our loan agreements may be unenforceable,” “We may fail to perfect security interests in certain collateral pledged by the borrowers of our loans,” “We may be affected adversely if guaranties made to us are found unenforceable,” “We may suffer a loss in the event of a bankruptcy of a borrower, particularly in cases where the borrower has incurred debt that is senior to our loan,” and “If our reserves for loan losses are inadequate to cover actual loan losses, or if loan delinquencies increase, our earnings could decrease” under “Risk Factors.”
We do not currently have any investment in this investment pod.
Opportunistic Equity. The recent downturn in the real estate market has created a significant opportunity to acquire early stage development and fully operating commercial real estate parcels at deep discounts to historical valuations. By acquiring real estate at or near the bottom of a real estate cycle, we are positioned to enjoy potentially significant increases in property values as markets trend upward toward historical norms. This form of investment has a relatively longer hold time, but should produce considerable returns as a result. At least for the short term, we believe our Opportunistic Equity Investment Pod has sufficient investments and we do not currently intend to make additional acquisitions. For a list of investments being managed in this investment pod, see the table of the Company and the Fund’s real estate holdings in Item 2. We are contemplating divesting these investments as early as the 2nd quarter.
Trade Finance. We intend to offer accounts receivable financing, invoice factoring, invoice discounting and other forms of Trade Finance. We intend to work with firms that have strong underlying business fundamentals in need of short-term liquidity to run their day-to-day operations. This type of finance offers relatively short durations, a high level of diversification for our overall portfolio, and attractive short-term yields. In addition, Trade Finance transactions correlate well with some of our other investment strategies since they are so liquid (usually 90 days). Although certainly not inclusive, the following are some examples of transactions expected to be financed in our Trade Finance Investment Pod:
•	A historically strong business that can achieve substantial discounts by buying its materials in larger quantities. To the extent the business and the collateral meet our underwriting guidelines, we may finance the purchase of the extra materials and share in the discount.

•	A business has sold goods to a big box retailer but must have the goods manufactured to meet delivery deadlines. The big box retailer will pay for the goods 60 days after delivery but the manufacture demands payment upon completion of manufacturing. To the extent the business and the collateral meet our underwriting guidelines, we may finance the transaction.
We currently have only $60,000 invested in this investment pod which consists of a short-term loan to an emerging company bearing interest at the rate of 18% per annum.
A business with a proven track record is compelled by industry course of dealing standards to provide financing to its customers. To the extent the business and the collateral meet our underwriting guidelines; we may purchase the businesses receivables on a recourse basis.
Distressed Sellers. The recent recession and resulting financial crisis has created numerous distressed sellers of assets (most with medium term liquidity). Since these are “good” assets being sold by “distressed” sellers, and since we can purchase these assets with long term capital, we intend to build a portfolio of assets acquired from distressed sellers at discount valuations. Although the Company doesn’t currently have any agreements for the acquisition of assets from community banks, our management team has personal relationships with the management of about a dozen small community banks and other similar financial institutions from which to build such a portfolio. In addition, there is a growing market of seller financed promissory notes that can be purchased at attractive discounts.

We do not currently have any investments in this investment pod.
We believe, based on our management’s previous experience, that our yields, based upon the type of loan, could achieve the following levels if we successfully execute our business strategies. The estimates are based solely on the estimates of our management team based on their experience with other similar transactions.
Bridge Loans. Based on previous experience, management believes average net yields (after lending operations related expenses) would be at or above 17%.
Trade Finance. Based on previous experience, management believes average net yields (after lending operations related expenses) would be at or above 22%.
Real Estate Finance. Based on previous experience, management believes average net yields (after lending operations related expenses) would be at or above 18%.
Distressed Sellers. Based on previous experience, management believes average net yields (after operations related expenses) would be at or above 18%.
Opportunistic Equity. Based on previous experience, management believes average net yields (after property management related expenses) would be at or above 14%.
Underwriting Principles. We intend to maintain rigorous underwriting discipline and concentration restrictions. Our underwriting guidelines will revolve around the five key elements we believe a borrower should demonstrate to qualify for financing. These elements are:
•	character and integrity of borrower’s management and principals;

•	borrower demonstrating sufficient cash flow to service the obligation;

•	borrower demonstrating sufficient capital and net worth;

•	adequate and liquid primary collateral to secure the obligation; and

•	favorable and predictable conditions in the borrower’s industry.
We also plan to establish, via our Investment Committee, sound reserves for anticipated loan losses and/or interest rate losses for non-performing or under-performing investments in our portfolio.
Capital Raising Strategy
We must raise capital to create a portfolio of high-yield investments. In order to raise the necessary capital, our strategy is to offer our Bonds in a continuous public offering and opportunistically pursue other financing alternatives, including lines of credit, secured or unsecured credit facilities, issuing hybrid securities or pursuing other capital raising avenues.
Our capital raising strategy is focused on conducting a continuous public offering Bonds. We believe a public offering will:
•	afford us the opportunity to sell our securities to a broader range of investors than we could if we were limited to accredited investors eligible to purchase our securities in private placements; and

•	have lower brokerage fees and commissions than more customized private placements.

The Company’s Capital Raising Challenge
We have been selling our Bonds in a continuous public offering made through our shelf registration statement and conducted through a network of registered broker-dealers, however, we will initially offer our Bonds through our officers and directors. Historically, our funding has been substantially below our expectations.
Competition
Our industry is highly competitive. We compete for opportunities with numerous public and private investment vehicles, including financial institutions, specialty finance companies, mortgage banks, pension funds, opportunity funds, hedge funds, REITs and other institutional investors, as well as individuals. Many competitors are significantly larger than us, have well established operating histories and may have greater access to capital, resources and other advantages over us. These competitors may be willing to accept lower returns on their investments or to compromise underwriting standards and, as a result, our origination volume and profit margins could be adversely affected. In our investment management business, we compete with other investment management companies in attracting third party capital for our vehicles and many of our competitors are well established, possessing substantially greater financial, marketing and other resources.
Regulatory Matters
Our operations may be subject to regulation by federal authorities and state banking, finance, consumer protection and insurance authorities and are subject to various laws and judicial and administrative decisions imposing various requirements and restrictions on our operations. In order to engage in the finance business, we may have to obtain and maintain certain state licenses and qualifications. Such licenses and/or qualifications may waive, entirely or in part, limits on the interest rates, fees and other charges that would otherwise apply to our lending business.
The Investment Company Act of 1940
An investment company is defined under the Investment Company Act of 1940, as amended (the “Investment Company Act”) to include any issuer engaged primarily in the business of investing, reinvesting, or trading in securities. Absent an exemption, investment companies are required to register as such with the SEC and to comply with various governance and operational requirements. If we were considered an “investment company” within the meaning of the Investment Company Act, we would be subject to numerous requirements and restrictions relating to our structure and operation. If we were required to register as an investment company under the Investment Company Act and to comply with these requirements and restrictions, we may have to make significant changes in our proposed structure and operations to comply with exemption from registration, which could adversely affect our business. Such changes may include, for example, limiting the range of assets in which we may invest. We intend to conduct our operations so as to fit within an exemption from registration under the Investment Company Act for companies primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interest in real estate. In order to satisfy the requirements of such exemption, we may need to restrict the scope of our operations.
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

Employees
As of March 31, 2010, we have a total of 7 full-time employees or consultants.
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

ITEM 1A. RISK FACTORS
Our operations and your investment in the Bonds are subject to a number of risks. Management has described below all risks that it believes are material to your investment. Before you decide to invest in our Bonds, you should consider carefully the risks described below, together with the other information contained herein. If any of the following risks actually occurs, our business, financial condition, results of operations and future growth prospects would likely be materially and adversely affected. In these circumstances, the value of the Bonds could be materially impaired, and you may lose all or part of your investment as a result.
Risks Relating to the Offering and Owning Our Bonds
We reserve the right to withdraw or cancel the offering at any time. In the event or a withdrawal or cancellation, orders previously received will be irrevocable and no funds will be refunded.
Once you have purchased a Bond investment, other than interest payments, you will not be entitled to the return of your investment until the Bonds mature in five years. If we withdraw or cancel this offering without having raised sufficient funds to implement our investment strategy, we may be unable to earn sufficient amounts to pay our overhead and interest payments on the Bonds.
The Bonds are risky and speculative investments and if you cannot afford to lose your entire investment, you shouldn’t invest.
You should be aware that the Bonds are risky and speculative investments suitable only for investors of adequate financial means. If you cannot afford to lose your entire investment, you should not invest in the Bonds. If we accept an investment, and we have the right to reject any potential investor, you should not necessarily assume that the Bonds are a suitable and appropriate investment for you.
There can be no assurance that our investment objective will be achieved or that a holder of a Bond will not lose a portion or all of his or her investment.
To the extent we are unable to meet our investment objective of realizing a rate of return substantially in excess of our cost of capital, we will be unable to meet some or all of our interest or principal payment obligations to holders of Bonds.
An investment in the Company should be a long-term investment and is not a complete investment program.
You should only consider investing in the Company if you are interested in its potential to produce returns over the long-term that are generally unrelated to the returns of the traditional debt and equity markets, and you are prepared to risk significant losses. The Company offers the Bonds only as a diversification opportunity for an investor’s entire investment portfolio, not as a complete investment program.
The Fund has substantial monthly obligations and if the Fund fails to meet such obligations the Fund will lose most of its assets which will, in turn, result in a loss of a substantial portion of the Company’s assets.
The Fund has substantial monthly obligations and the Company is the Fund’s primary anticipated source of liquidity. The Company, however, has no obligation to provide capital to the Fund. If the Company does not, or is unable to, provide the Fund with adequate capital to cover its obligations, and the Fund defaults, the Fund’s senior secured lenders will likely foreclose and the Fund will lose most of its assets. Since the value of the Fund’s assets are reflected on the balance sheet of the Company, the Company would lose a significant portion of its equity which would negatively impact the Company’s ability to sell new bonds and re-pay outstanding Bonds and other obligations.

We may not sell enough Bonds to successfully pursue our business model, which would result in our not being able to repay the Bonds.
We intend to offer the Bonds through our officers and, ultimately, several registered broker-dealers. While we intend to sell up to $100,000,000 in principal amount of Bonds, there is no minimum amount of proceeds that must be received from the sale of Bonds in order to accept proceeds from Bonds actually sold. The deterioration of certain sectors of the real estate, credit and mortgage markets has created increased uncertainty and volatility, while lowering confidence in overall financial markets. This may negatively impact our ability to successfully sell the Bonds. If we do not sell all the Bonds offered hereby, we will be unable to successfully pursue our business model or meet our expenses and our ability to repay the Bonds will be impaired.
We have limited operating history for you to evaluate and determine if we have the ability to generate sufficient cash flow to repay the Bonds.
We have limited prior operating history from which to evaluate our success, or our likelihood of success in operating our business, generating any revenues or achieving profitability. We have sold Bonds in a prior offering, but have not made current yielding investments to support the interest on the Bonds. We currently have no revenue. To date, our sales of Bonds have been limited and proceeds from Bond sales are being used to make interest payments. This business is highly competitive. Our business model may not be successful and we may never attain profitability. We anticipate that we will incur losses in the near future and have severely limited liquidity.
Our organization documents require us to distribute 50% of our net income to our preferred shareholders which will decrease our future liquidity and retained earnings.
As a result of our acquisition of the Fund on June 30, 2009, we amended our organization documents to require a mandatory distribution of 50% of our net income to our preferred shareholders as payment of a 12% cumulating dividend and/or redemption of their preferred shares. Such payments to the preferred shareholders may reduce the Company’s future ability to make interest and principal payments on the Bonds and will reduce the Company’s retained earnings. A reduction in retained earnings will decrease the Company’s ability to cover future losses and may impair the Company’s ability to make interest and principal payments on the Bonds.
Our Bonds are not insured or guaranteed by any third party and repayment is dependent on our ability to generate sufficient cash flow.
Our Bonds are not insured or guaranteed by the FDIC, any governmental agency or any other public or private entity as are certificates of deposit or other accounts offered by banks, savings and loan associations or credit unions. You are dependent upon our ability to effectively manage our business to generate sufficient cash flow, including cash flow from our financing activities, for the repayment of principal and interest on the Bonds. If these sources are inadequate, you could lose your entire investment.
Payment on the Bonds is subordinate to the payment of all outstanding senior debt, and the indenture does not limit the amount of senior debt we may incur.
The Bonds are subordinate and junior to any and all senior debt. There are no restrictions in the indenture regarding the amount of senior debt or other indebtedness that we or our subsidiaries may incur. Upon the maturity of any senior debt, by lapse of time, acceleration or otherwise, the holders of any senior debt may have first right to receive payment in full prior to any payments being made to you as a Bond holder. Therefore, bondholders would only be repaid if funds remain after the repayment of any senior debt.
The indenture does not contain covenants to protect your investment in the Bonds.
The Bonds do not have the benefit of extensive covenants. The covenants in the indenture are not designed to protect your investment if there is a material adverse change in our financial condition or results of operations. For example, the indenture does not contain any restrictions on our ability to create or incur senior debt or other debt or to pay dividends or any financial covenants (such as a fixed charge coverage or minimum net worth covenants) to help ensure our ability to repay the principal and interest on the Bonds. In addition, the indenture does not contain covenants specifically designed to protect you if we were to maintain a high level of leverage. Therefore, the indenture provides very little protection of your investment.
There is no sinking fund to ensure repayment of the Bonds and repayment is dependent on our ability to generate sufficient cash at maturity.
We do not contribute funds to a separate account, commonly known as a sinking fund, to repay the Bonds. Because funds are not set aside periodically for the repayment of the Bonds, you must rely on our cash flow from operations and other sources of financing for repayment. To the extent cash flow from operations and other sources are not sufficient to repay the Bonds, you may lose all or a part of your investment.
If we redeem the Bonds, you may not be able to reinvest the proceeds at comparable rates.
We may, at our option, redeem at any time the Bonds upon at least 30 days written notice. In the event we redeem your Bond, you would have the risk of reinvesting the proceeds at the then-current market rates which may be higher or lower and may not provide you with an acceptable rate of return.
If we are unable to attract customers and complete additional financing transactions, we will have insufficient revenue to repay the Bonds.
We intend to raise capital through the sale of the Bonds. In order for us to make interest payments on the Bonds, we will need to lend the proceeds from our offering (less offering expenses and working capital) to other parties at rates considerably higher than the 10% yield on the Bonds. If we are unable to complete such financing transactions, we will not generate sufficient investment income to meet our repayment obligations of the Bonds.
We may change the interest rates on any subsequent series of securities that may be offered, provided that no such change shall affect any Bond of any series issued prior to the date of change.
The interest rate on your Bond is fixed. If we increase the interest rate payable to future series of Bonds, your interest rate will remain the same.
We have limited liquidity.
If we do not generate immediate additional liquidity through private transactions, Bond sales or asset sales, we will be forced to discontinue our business.
Risks Related to Our Business/Lending
Because there is substantial doubt about our ability to continue as a going concern, there is substantial uncertainty we will continue activities in which case you could lose your investment.
Our financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenues since inception and is unlikely to generate earnings in the immediate future. The continuation of the Company as a going concern is dependent upon the continued financial support from its stakeholders and the ability of the Company to obtain necessary financing to continue operations. As of December 31, 2009, the Company had an accumulated deficit of $46,951,058. Our financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Accordingly, these factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

We expect to incur a significant amount of debt to finance our portfolio which may subject us to an increased risk of loss or adversely affect the return on our investments.
We expect to incur a significant amount of debt to finance our lending operations. We expect to finance our operations, including our loan portfolios through the sale of our Bonds and borrowing under credit facilities and other arrangements. We anticipate that the leverage we employ will vary depending on our ability to sell our Bonds, obtain credit facilities, the loan-to-value and debt service coverage ratios of our assets, the yield on our assets, the targeted leveraged return we expect from our portfolio and our ability to meet ongoing covenants related to our asset mix and financial performance. It is possible that substantially all of our assets might be pledged as collateral for our borrowings. Our return on our investments may be reduced to the extent that changes in market conditions cause the cost of our financing to increase relative to the income that we can derive from our loan portfolio.
Our debt service payments will reduce our net income. Moreover, we may not be able to meet our debt service obligations and, to the extent that we cannot, we risk the loss of some or all of our assets to foreclosure or sale to satisfy our debt obligations.
To the extent it is determined this Company violated securities laws, we may have to pay a substantial penalty.
If a court of competition determines we have violated past securities laws, even under previous management, we may be forced to pay significant penalties and incur significant costs of defense. In addition, we may lose key officers.
We may not be able to access financing sources on favorable terms, or at all, which could adversely affect our ability to execute our business plan.
We intend to finance our assets through the sale of our Bonds and a variety of other means, including credit facilities and other borrowings. To date, our source of financing has been limited to the proceeds of our Bonds offering. Our ability to access sources of financing will depend on various conditions in the markets for financing in this manner which are beyond our control, including lack of liquidity and greater credit spreads, prevailing interest rates and other factors. We cannot assure prospective investors that the sale of our Bonds or any other sources of debt financing markets will become or remain an efficient and cost-effective source of long-term financing for our assets. If our strategy is not viable, we will have to find alternative forms of financing for our assets. This could require us to incur costlier financing which could reduce our cash available for operations as well as for future business opportunities and reducing our anticipated yields and our investment opportunities.
Our indebtedness may require us to provide collateral or comply with other borrowing conditions.
We may be required to pledge or assign our interests in the loans and other investments we make in order to access other sources of debt financing. If the market value of the loans pledged or assigned by us to a funding source decline in value, we may be required under the terms of such indebtedness to provide additional collateral or repay a portion of the funds advanced. Further, if we secure other financing, from banks or other sources, these creditors may require us to maintain a certain amount of cash uninvested or to set aside unencumbered assets sufficient to maintain a specified liquidity position which would allow us to satisfy our collateral obligations. When we obtain financing, our creditors could impose restrictions and obligations on us that could affect our ability to incur additional debt and restrict our flexibility to determine our operating policies. Such restrictions could include, for example, negative covenants that limit, among other things, our ability to repurchase stock, make distributions, and employ leverage beyond certain amounts. To the extent that new or similar restrictions and obligations are imposed upon us in connection with our debt financings, our operational and financing abilities may be severely impacted. Such conditions may restrict our ability to leverage our assets, which could reduce our return on assets. In the event that we are unable to meet these financing obligations, our financial condition could deteriorate. We may not have the funds available to repay our debt, which could cause us to default or result in the acceleration of our indebtedness. Such a situation could result in a rapid deterioration of our financial condition and possibly necessitate a filing for protection under the United States Bankruptcy Code.

Interest rate fluctuations and/or loan prepayments could reduce our ability to generate income on our loan portfolio or anticipated yields on our investments.
Some of our loans are expected to bear interest at floating rates. The yield on our investments in securities and loans bearing interest at a floating rate will be sensitive to changes in prevailing interest rates, changes in prepayment rates and our ability to raise debt at anticipated rates. Changes in any of the foregoing can affect the yields that our investments produce and reduce our net interest income on such loans, which is the difference between the interest income we earn on our interest-earning loans and the interest expense we incur in financing these loans at floating rates. A decrease in applicable floating rating indices will lower the yield on our loan portfolio. Conversely, if these indices rise materially, borrowers may be unable to repay. Increasing interest rates may hinder a borrower’s ability to refinance our loan because the underlying property cannot satisfy the debt service coverage requirements necessary to obtain new financing or because the value of the property has decreased. If a borrower is unable to repay our loan at maturity, we could suffer a loss and we will not be able to reinvest proceeds in assets with higher interest rates. As a result, our financial performance, the market prices of our securities and our ability to pay dividends could be materially adversely affected.
The yield of our loan portfolio may also be affected by the rate of prepayments, to the extent that they are permissible under the terms of the applicable loan agreements. Prepayments are influenced by changes in current interest rates and a variety of economic, geographic and other factors beyond our control. Consequently, such prepayment rates cannot be predicted with certainty. In periods of declining interest rates, we can expect increases in prepayments on our loans. If we are unable to invest the proceeds of such prepayments in new loans with similar or better yields, our financial results may be adversely affected.
We may suffer a loss in the event of a bankruptcy of a borrower, particularly in cases where the borrower has incurred debt that is senior to our loan.
In the event of the bankruptcy of a borrower, we may not have full recourse to the assets of that borrower or the assets of that borrower may not be sufficient to satisfy the obligations owed under our loan. In addition, certain of our loans may be subordinate to other debts of the borrower. In the event of the bankruptcy of a borrower, our loan would likely be satisfied, if at all, only after the senior debt has been repaid in full. Bankruptcy proceedings and borrower litigation can stay or otherwise significantly delay our rights to realize upon any collateral that might be otherwise available for foreclosure in the event of a default, during which time the collateral may decline in value. In addition, there are significant costs and delays associated with the foreclosure process.
If our reserves for loan losses are inadequate to cover actual loan losses, or if loan delinquencies increase, our earnings could decrease.
We make various assumptions and judgments about the ability to collect on the loans in our portfolio including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. Our reserves reflect our judgment of the probability and severity of losses and our analysis of our loan portfolio based on historical loss experience, volume and types of loans, trends in classification, delinquencies and non-accruals, national and local economic conditions and other pertinent information. We cannot be certain that our judgment will prove to be correct and that reserves will be adequate over time to protect against potential future losses because of unanticipated adverse changes in the economy or events adversely affecting specific assets, borrowers, industries in which our borrowers operate or markets in which our borrowers or their properties are located. Material additions to our allowance could materially decrease our net income. Furthermore, if those established loan loss reserves are insufficient and we are unable to raise revenue to compensate for these losses, such losses could have a material adverse effect on our operating results.
We are subject to the risk that provisions of our loan agreements may be unenforceable.
Our rights and obligations with respect to our loans to borrowers are governed by written loan agreements and related documentation. It is possible that a court could determine that one or more provisions of a loan agreement are unenforceable, such as a loan prepayment provision or the provisions governing our security interest in the underlying collateral. If this were to happen with respect to a material asset or group of assets, we could be affected adversely.

We may fail to perfect security interests in certain collateral pledged by the borrowers of our loans.
We may or may not obtain mortgages and/or other collateral from our borrowers. If we do obtain mortgages and/or other collateral, our borrowers must give us mortgages and/or financing statements. These mortgage and/or financing statements must be filed by our borrowers in connection with each transaction pledged as collateral to us for our loan to our borrowers. In the event a mortgage or financing statement is not filed with respect to a transaction or if a security interest in the assets transferred or pledged is not perfected under local real estate law or the Uniform Commercial Code, our interest in such assets would be unperfected and subject to the rights of other creditors. In addition, we will not have a priority lien or mortgage on the assets or real estate collateral. Therefore, in order to protect our collateral position, we may have to pay off other senior lien holders. As a result, it is possible that another creditor could file a mortgage or financing statement covering the assets subject to our interest despite our borrowers’ (or its borrowers’) representation as to the absence or priority of other liens. In such event, the other creditor could have priority over us with respect to such assets and we may incur a loss that impacts our ability to made distributions to our investors.
Our real estate loans are illiquid, which could restrict our ability to respond rapidly to changes in economic conditions.
The real estate and real estate-related loans which we either currently hold or intend to make are generally illiquid. As a result, our ability to sell under-performing assets in our portfolio or respond to changes in economic and other conditions may be relatively limited.
We may be affected adversely if guaranties made to us are found unenforceable.
Guaranties customarily contain waivers of defenses but it is possible that such guaranties do not cover every possible contingency. A number of defenses exist to the enforcement of guaranties including defenses that may be judicially created and therefore not easily foreseeable. There are also a number of procedural steps that must be adhered to strictly in order to realize on a guaranty. Finally, guarantors have rights under federal bankruptcy laws which may allow a guarantor to limit or discharge its liability. If we are unable to collect on a guaranty, the repayment of a loan made by the Company will likely be affected adversely.
We will be dependent on the credit decisions, solvency and willingness to do business with us to the extent we invest through other finance companies.
We may lend to other finance companies in our intended investment markets. To the extent we lend to other finance companies, we will be dependent upon these other lenders with respect to the investment and reinvestment of their assets, the servicing of their loans and the success of their operations. The bankruptcy of these lenders, their failure to service their loans, the cessation of loan originations by these lenders or their inability to initiate sufficient transactions to fully use the proceeds of our investment would have a negative impact on our business.
Our borrowers’ credit enhancements may lapse or be insufficient to collateralize interest payments.
We may, in certain limited circumstances, require our borrowers to purchase and pledge to us irrevocable letters of credit. The size of any letters of credit is subject to negotiations between us and the borrower. These irrevocable letters of credit, if any, are intended to act as additional collateral to ensure that these other borrowers make interest payments to us. However, we may not be able to require these other borrowers to purchase and pledge to us irrevocable letters of credit that exactly match the maturity of each loan. Thus, there is a risk that any irrevocable letters of credit may have expiration dates that are different from the maturity dates of the loans. Were these borrowers to default on paying interest on its loan to us and be unable to renew the irrevocable letters of credit, it is possible that the aggregate amount of the irrevocable letters of credit would be insufficient to cover the accrued interest on the loan. If one or more of these other borrowers does not pay us, our business may experience a material adverse effect.

Lack of insurance will increase the risk that we may suffer a loss and our borrower(s) would be unable to repay all or a portion of the loans.
In certain circumstances where the cost is prohibitive, we may not require other borrowers to provide us with title insurance covering any real estate, or interest in real estate, securing our loan to them or with property and casualty insurance insuring our collateral against damage. To the extent a dispute over title develops, or our collateral is damaged, and the other borrower does not have sufficient funds to replace or restore the collateral, we may incur a loss that materially impacts our business.
Failure to introduce new financial/lending products and services successfully may cause us to lose market share.
Our success will depend in part upon our ability to offer attractive financial/lending products and services that meet changing customer requirements. If we fail to offer financial products and lending services that appeal to customers more than those offered by our competitors, we may lose market share, which could affect adversely our ability to earn profits.
If we are unable to pay any of our creditors, we may have to liquidate our assets for less than fair market value which would substantially reduce our ability to repay the Bonds.
In addition to the Bonds we intend to issue, we may borrow money from other parties to raise cash for our operations. If we are unable to repay any such indebtedness when due, and we are unable to obtain additional financing or other sources of capital, we may be forced to sell off our loan receivables and other assets at a discounted price or we might be forced to cease our operations and you could lose some or all of your investment.
Our lack of a significant line of credit could affect our liquidity and ability to repay the Bonds.
We are operating without a line of credit. Without a line of credit, we will be more dependent on the proceeds from the Bonds for our continued liquidity. If the sale of the Bonds is not increased substantially, or is significantly curtailed for any reason, our ability to meet our obligations, including our obligations with respect to the Bonds offered hereby and federal income taxes, could be materially and adversely affected.
If we cannot collect all of our finance receivables, our ability to repay the Bonds will be impaired.
Our liquidity is dependent on, among other things, the collection of our receivables or the redemption of our investments. We will continually monitor the delinquency status of our receivables and promptly institute collection activities on delinquent accounts but these efforts may ultimately prove unsuccessful. Collections of our receivables are also likely to be affected by economic conditions in the real estate market. Furthermore, since we may not perfect our security interest in collateral for loans, we may not be able to recover the full amount of outstanding receivables by resorting to the sale of collateral or receipt of insurance proceeds. Any failure by us, for any reason, to collect nearly all of our finance receivables will substantially impair our ability to repay the Bonds.
A default by our borrowers will increase the risk that we may not generate sufficient cash to repay the Bonds.
If a borrower were to default on our loan, we would bear the risk on the underlying transaction that was pledged to us as collateral. If the ultimate borrower in the transaction fails to perform its obligations for any reason, we may suffer a loss that impacts our ability to repay the Bonds.
If we default under the Bonds or the indenture, the trustee will be paid all amounts owed the trustee before any payments are made to holders of Bonds.
Under the terms of the indenture, the trustee is granted a lien on the property which serves as collateral for the Bonds. The trustee’s lien is superior to that securing the Bonds and secures the payment to the trustee of the amounts due to it under the terms of the indenture, including any amounts we owe to the trustee pursuant to indemnification provisions within the indenture. In the case of a default, the trustee’s lien will entitle it to be paid any sums owed the trustee before you receive any payments.
Our lack of assets will increase the risk that we may not be able to make interest payments on the Bonds.
Other than future to be purchased assets purchased with the proceeds from the sale of Bonds, we do not have any other assets or capital reserves from which to make interest payments on the Bonds. A loss on any of our investments will substantially impair our ability to repay the Bonds.
Foreclosure by a priority lien holder may result in the loss of our investment and impair our ability to repay the Bonds.
Our investments can be secured by financing statements, assignments of mortgages or deeds of trusts on buildings and/or other business property. However, our investments may be generally subordinated to other senior and priority secured lenders that have financed the majority of the underlying transaction. If the real estate owner defaults, the senior secured lenders will foreclose on the collateral. If the market value of the collateral falls to an amount which would only provide full repayment to the senior secured lender, our borrowers will incur a loss and we may lose some, or all, of our investment if our borrowers are unable to pay us from other assets. In addition, to protect our collateral, in the event a senior secured lender forecloses on real estate or other collateral where we have a subordinated mortgage or security interest, we will have to redeem the senior secured lender’s position. We, or our borrowers, may not have assets, or access to assets, sufficient for such redemption.
Our focus on credit-impaired borrowers will make our investment portfolio susceptible to high levels of default resulting in risk to our investors.
We may lend money to, or accept loans as collateral from borrowers that are either unable or unwilling to obtain financing from traditional sources, such as commercial banks. Loans made to such individuals or entities may entail a high risk of delinquency and loss. Higher than anticipated delinquencies, foreclosures or losses may result in our inability to pay the interest or principal on the Bonds.
Our practice of deferring principal payments on land development loans until the senior lender has been paid off may result in losing some of the value of our collateral and our inability to repay all or a portion of the Bonds.
We anticipate deferring principal payment on land development loans, to the extent we make any, until after the senior lender has been paid off. Rather than receive small payments on each lot sale, we will be deferring these payments so the loans have a larger principal balance earning interest and less senior debt ahead of our loans. Once the senior lender has been paid off, we would then receive accelerated repayments and ultimately receive full repayment on the loan before the borrower can withdraw any significant profits. However, by deferring principal payments to the end of a project, we may significantly increase our risk. At the end of a project, most of the collateral will have already been sold and the proceeds used to repay the senior lender. That means there is less collateral available to secure our loan.
Because we have not currently retained any investment pod managers, there can be no assurance that our investment objective will be achieved or that a holder of a Bond will not lose a portion or all of his or her investment.
To the extent we are unable to recruit qualified investment pod managers we may not be able to meet our investment objective of realizing a rate of return substantially in excess of our cost of capital and would thereby be unable to meet some or all of our interest or principal payment obligations to holders of Bonds.

Risks Related to Management/Conflict
Conflicts of interest may reduce our profitability and ability to repay the Bonds.
Mr. Duckson is the beneficial owner of Transactional Finance, LLC (“TF”), which is our controlling shareholder. Accordingly, Mr. Duckson will be able to exercise significant control over our affairs, including, without limitation, the election of officers and directors, operational decisions and decisions regarding the Bonds. In addition, there are no contractual or regulatory limits on the amounts we can pay to Mr. Duckson or other affiliates. See “Potential Conflicts of Interest.”
We have a limited operating history and limited experience operating as a company and we may not be able to successfully operate our business or generate sufficient revenue.
We were organized in August, 2005, and therefore have a limited operating history and limited experience operating as a company from which to evaluate our business or our likelihood of future success in operating our business, generating any revenues, or achieving profitability. We cannot assure you that we will be able to operate our business successfully or implement our operating policies and strategies described herein so as to generate positive or competitive returns for our stockholders. The results of our operations depend on many factors, including the availability of opportunities for making loans, our ability to finance our lending activities, the level and volatility of interest rates, the conditions in the financial markets (particularly in the real estate sector), as well as general economic conditions. The Fund (our recent acquisition) also has not demonstrated a positive operating history nor has it demonstrated an ability to meet its investment objectives.
Our Investment Committee has broad discretion as to the kinds of investments the Company makes and the borrowers to whom the Company lends. Such broad discretion may result in our making riskier investments.
Our Investment Committee has great latitude in determining the types of assets it may decide are proper investments for us. The Company currently has limited formal loan underwriting or risk management policies or procedures, and so the criteria upon which the Company bases its decisions regarding the extension of credit depends on the judgment and discretion of the management team. The Company may change its practices with respect to operations, loan underwriting, capitalization, and indebtedness, at any time without the consent of its Bondholders, and approve transactions that deviate from these practices without a vote of, or notice to, our Bondholders. These changes in policies and procedures could result in our making investments that are different from, and possibly riskier than, the investments that may be described herein. A change in our investment strategy may increase our exposure to interest rate risk, default risk and real estate market fluctuations, all of which could adversely affect the market price of our Bonds. Any use of proceeds of this offering, other than allocated to performing high yield investments, will decrease our ability to repay the Bonds. The yield on our investments is the only means we have to pay interest and principal on the Bonds. Furthermore, a change in our asset allocation could result in our making investments in instrument categories different from those described herein.
We are dependent upon certain executives and key personnel of the Company and may not find a suitable replacement if any such executives or key personnel are no longer available to us.
We depend on the diligence, skill and network of business contacts of the executives, management and key personnel of the Company. The Company’s executives, management team and key personnel evaluate, negotiate, structure, close and monitor our investments. We believe that our success depends on the continued service of such persons, including Todd A. Duckson and Christopher E. Clouser. The departure of any of the members of the executive management team, or a significant number of the key personnel or investment professionals of our team, whether through death, disability or otherwise, could have a material adverse effect on our performance as we are subject to the risk that no suitable replacement will be found to manage the Company. Some members of our management team have limited experience in the finance sector, and so the Company will be relying on the expertise of those members of management with expertise in finance. The Board has requested that key man life insurance be purchased on Mr. Duckson. However, no key man life insurance policies have been procured.

Risks Related to the Market
Our financial results may be adversely affected by adverse conditions in the real estate finance sector, including decreases in real estate values, changes in interest rates that cause a decrease in interest rate spreads, adverse employment conditions, the monetary and fiscal policies of the federal government and other significant external events.
Since the second half of 2007, conditions in the credit markets deteriorated significantly. What began as a severe and rapid dislocation in the sub-prime mortgage and related securities markets, which was primarily prompted by falling home values and rising mortgage delinquencies and defaults, has broadened into the general credit market and has affected an array of financial institutions. The resulting disruption in credit markets has led to a significant reduction in market liquidity; downward pressure on financial asset valuations; a re-pricing of risk to reflect higher costs; and a reduction of leverage across the financial system. The outlook for the economy is increasingly uncertain as credit is constrained and activity has slowed.
We believe the risks associated with our business will be more severe during periods of economic contraction or recession if these periods are accompanied by declining real estate values, as is happening currently. Decreases in real estate values could adversely affect the value of collateral securing our loans and significantly increase the likelihood that we will incur losses on our loans in the event of default because the value of our collateral may be insufficient to cover our cost on the loan. To the extent borrowers use increases in the value of their existing properties to support the purchase or investment in additional properties, declining real estate values will likely reduce our level of new loan originations. Adverse changes in the economy may also have a negative effect on the ability of our borrowers to make timely repayments of their loans. If economic conditions affecting the real estate finance sector continue to deteriorate, our results of operations and financial condition could be adversely impacted as borrowers’ ability to repay loans declines, the value of the collateral securing our loans decreases and our ability to originate new loans deteriorates. Our financial results may be adversely affected by changes in prevailing economic conditions.
In a period of rising interest rates, our interest expense could increase while the interest we earn on our fixed-rate assets would not change which would adversely affect us.
Our operating results will depend in large part on differences between the income from our loan portfolio, net of credit losses, and our financing costs. We anticipate that for any period during which our assets are not match-funded (or our loans have shorter terms than our Bonds), the income from our loan portfolio will respond more slowly to interest rate fluctuations than the cost of our indebtedness. Consequently, changes in interest rates, particularly short-term interest rates, may significantly influence our net income. Increases in these rates will tend to decrease our net income and market value of our assets. Interest rate fluctuations resulting in our interest expense exceeding our interest income would result in operating losses for us and would adversely affect our performance. Currently, our Bonds have a term of five years, while our loans have, and are expected to continue to have, shorter terms. If loan interest rates and yields decline, this results in a mismatch between our liabilities and the source of funding for such liabilities, which increases the risk that we may not have adequate sources of income to repay our indebtedness. Also, in periods of declining interest rates, there is a greater chance that our borrowers will prepay their obligations to us (if permitted under the loans), increasing the risk of a mismatch between our liabilities and the sources of funding to finance such indebtedness and the reinvestment risk that we may not be able to locate alternative investments that yield the same returns.
Lack of diversification may increase our dependence on individual borrowers.
We expect to meet a concentration restriction that will require the Investment Committee’s and Board of Director’s approval for any loan that exceeds a certain predetermined percentage of the amount of proceeds from the sale of Bonds. Currently, however, and in the foreseeable future, until we are able to create a sizeable loan portfolio, our loan portfolio may be dependent upon the credit of a small number of borrowers. If any of our borrowers were to become insolvent or were for any reason to default on our loans, such event would have a greater impact on us than it would if our eligibility requirements included smaller limits on credit concentration. A default by any of our borrowers would have a material adverse effect on our performance and could cause us to suffer substantial losses.

A decline in the real estate development and construction markets will partially impair our ability to make investments in certain investment markets.
The business of developing and selling commercial and residential real estate properties is subject to a number of risks. The real estate development and construction industry is cyclical and is affected by consumer confidence levels, prevailing economic conditions and interest rates. A variety of factors affect the demand for new real estate construction and development, including, economic cycles, competitive pressures, the availability and cost of labor and materials, changes in costs associated with real estate ownership, changes in consumer preferences, demographic trends and the availability of mortgage financing. Because the borrowers on the underlying real estate transactions engage in commercial and residential real estate development and construction, we are directly and materially affected by the same risks inherent to the commercial and residential real estate development and construction industries. The United States has experienced deterioration in certain sectors of the real estate, credit and mortgage markets which may negatively impact our ability to make suitable real estate investments. Any reduction in the cash flows, income of or financial condition of commercial and residential real estate development and construction companies by reason of any of these factors or others may significantly impair their ability to pay us, which would increase the possibility that delinquencies would occur and that we could incur losses.
Our loan portfolio will include loans made to developers to construct projects. The primary risks to us with respect to construction loans are the potential for cost over-runs, the developer’s failing to meet a project delivery schedule or to complete the project, the risks that the project will not obtain necessary permits and approvals to complete construction and the inability of the borrower to sell or refinance the project at completion and repay our loan. These risks could cause us to have to fund more money than we originally anticipated in order to complete and carry the project which could cause the developers to lose leases and/or sales contracts. We also may suffer losses on our loans if the borrower is unable to sell the project or refinance our loan.
We may be adversely affected by unfavorable economic changes in geographic areas where our current properties are concentrated.
Adverse conditions in the areas where the properties underlying our investments are located (including business layoffs or downsizing, industry slowdowns, changing demographics and other factors) and local real estate conditions (such as oversupply of, or reduced demand for, office and industrial properties) may have an adverse effect on the value of our properties. A material decline in the demand or the ability of tenants to pay rent for office and industrial space in these geographic areas may result in a material decline in our cash available for distribution. Due to our limited market areas, these negative conditions may have a more noticeable effect on us than a larger institution would experience because it is more able to spread these risks of unfavorable local economic conditions across a large number of diversified economies.
We may be adversely affected by acts of God frequent to geographic areas where our properties are concentrated.
The properties underlying our loans may be particularly and adversely affected by acts of God that frequently (or could reasonably be expected to) occur where our portfolio properties are located. For example, properties located in California are at increased risk for damage or destruction caused by earthquakes. Earthquake insurance coverage can be very expensive and borrowers may not obtain it in all cases. Therefore, there is a risk of uninsured losses from seismic activity that could have a material adverse effect on the Company’s loan repayments and/or collateral.
A decline in real estate value will impair the collateral for our investments thereby increasing the likelihood that we would suffer a loss and be unable to repay all or a portion of the Bonds upon liquidation of the collateral.
Declining real estate values will increase the probability of a loss in the event of a default on the underlying real estate transaction. As noted elsewhere in these risk factors, the U.S. has been experiencing deterioration in certain sectors of the real estate market. As a result, the value of the real estate or other collateral securing our loans may not, at any given time, be sufficient to satisfy the outstanding principal amount and accrued interest on our loans. If the primary and third party borrowers were to default, and the collateral was insufficient, we would suffer a loss and a Bond holder may lose some or all of his investment.

Additional competition may decrease our liquidity and profitability, which would adversely affect our ability to repay the Bonds.
We compete for business with a number of large national companies and banks that have substantially greater resources, lower cost of funds, and a more established market presence than we have. If these companies increase their marketing efforts to include our market niche of borrowers, or if additional competitors enter our markets, we may be forced to reduce our interest rates and fees in order to maintain or expand our market share. Any reduction in our interest rates or fees could have an adverse impact on our liquidity and profitability and our ability to repay the Bonds.
The current dislocations in the sub-prime mortgage sector, and the current weakness in the broader financial market, could adversely affect us and our ability to fund our business, which could result in increases in our borrowing costs, reduction in our liquidity and reductions in the value of the investments in our portfolio.
The continuing dislocations in the sub-prime mortgage sector and the current weakness in the broader financial market could adversely affect our ability to obtain financing. This could limit our ability to finance our investments and operations, increase our financing costs and/or reduce our liquidity. In addition, such dislocations could reduce the value of our investments, thus reducing our net book value, and adversely affect our borrowers, increasing the risk of defaults. Furthermore, if we are unable to obtain new financings, we could be forced to sell our investments at a time when prices are depressed.
Developments in the market for many types of mortgage products have resulted in reduced liquidity for these assets. Although this reduction in liquidity has been most acute with regard to sub-prime assets, there has been an overall reduction in liquidity across the credit spectrum of mortgage products.
Regulatory Risks
We are subject to many laws and governmental regulations. Any changes in these laws or regulations, or our non-compliance with these laws and regulations may materially adversely affect our financial condition and business operations.
Our operations are subject to regulation by federal authorities and state lending, real estate brokerage, finance and consumer protection authorities. Our operations also are subject to various laws and judicial and administrative decisions which impose various requirements and restrictions on such operations, including requirements that we obtain and maintain certain licenses and qualifications and that we limit the interest rates, fees and other charges we impose in our finance business. Further, any change in such laws and regulations, or in the interpretations thereof, may make our compliance with such laws more difficult or expensive or otherwise may adversely affect our financial condition and ability to achieve profit.
The impact of certain environmental laws and regulations may result in the collateral for our investments losing value.
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

Our operations are not subject to regulatory requirements designed to protect investors and an investment in the Bonds will not enjoy the same regulatory protection received by investors in other regulated businesses.
Our operations are not subject to the stringent regulatory requirements imposed upon the operations of commercial banks, savings banks and thrift institutions and are not subject to periodic compliance examinations by federal banking regulators. Therefore, an investment in our Bonds does not have the regulatory protections that the holder of a demand account or a certificate of deposit at a bank does. The return on your investment is completely dependent upon our successful operation of our business. To the extent that we do not successfully operate our business, our ability to repay the principal and interest on the Bonds will be impaired.
Absence of a market for our investments will increase the risk that we may not generate sufficient cash at maturity to pay the Bonds.
Our investments are not expected to be publicly registered under the Securities Act of 1933, as amended, or the securities laws of any other jurisdiction. As a result, we may have difficulty selling our investments, unless they are registered under applicable Federal and state securities laws, or unless an exemption from such registration requirements is available. In addition, there is currently no established secondary market for our investments and there is no assurance that an established secondary market for such investments will develop or be sufficiently liquid to permit the resale of our investments. For these reasons and others, our investments will be illiquid. Consequently, disposition of such investments may be difficult or require a lengthy time period.
Other Risks
If we do not obtain necessary licenses and approvals, we will not be legally permitted to acquire, fund or originate mezzanine loans and/or other loans in some states, which would adversely affect our operations.
We engage in financing and other lending activities which involve compliance with various federal, state and local laws that regulate our lending activities. Many states in which we do business or plan to do business require that we be licensed, or that we be eligible for an exemption from the licensing requirement, to conduct such business. We intend to obtain necessary licenses, permits and approvals in all jurisdictions where our activities require it. We have applied for a California corporate real estate broker’s license, but to date we have not been licensed in any jurisdiction for any of our lending activities. Our lending activities in California may require us to have obtained relevant lending licenses. As such, we may be subject to enforcement action in California alleging noncompliance with California lending laws and/or the failure to disclose such noncompliance. If successful, any such action or claim could result in fines and/or criminal or other penalties to the Company.
We cannot assure you that in the future we will be able to obtain all the necessary licenses and approvals, or be granted an exemption from the licensing requirements, that we will need to maximize the acquisition, funding or origination of mezzanine loans, residential mortgage loans or other loans or that we will not become liable for a failure to comply with the myriad of regulations applicable to our lines of business. A failure to comply with the obligations imposed by any of the regulations binding on us or to maintain any of the licenses required to be maintained by us could result in investigations, penalties and reputation damage.
Our mezzanine lending activities may be riskier than other lending activities.
Mezzanine loans typically have greater risks of loss than secured senior loans. Such investments may not always be secured by mortgages or liens on assets. In those case, we expect that our only recourse will be against individual or corporate guarantees we obtain from our borrowers or their affiliates in connection with our loans, and that we will only have recourse as an unsecured creditor to the general assets of the borrower or guarantor, some or all of which may be pledged to satisfy other lenders. There can be no assurance that a borrower or guarantor will comply with its financial covenants or that sufficient assets will be available to pay amounts owed to us under our loans and guarantees. As a result of these factors, we may suffer losses which could have a material adverse affect on our financial performance.

We expect that most of our loans will be secured by mortgages and other interests in real estate, but will be non-recourse to the borrower. In the event of a default by a borrower on a non-recourse loan, we will have recourse only to the real estate-related assets collateralizing the loan. For this purpose, we consider loans made to special purpose entities formed solely for the purpose of holding and financing particular assets to be non-recourse loans. If the underlying collateral value is below the loan amount, we will suffer a loss upon a default. We sometimes make loans that are secured by equity interests in the borrowing entities or the entities that hold the relevant real estate. These loans are subject to the risk that other lenders may be directly secured by the real estate assets of the borrower. In the event of a default, those collateralized lenders would have priority over us with respect to the proceeds of a sale of the underlying real estate. In the cases described above, we may lack control over the underlying asset securing our loan or the underlying assets of the borrower prior to a default, and as a result, the underlying assets value may be reduced by acts or omissions by owners or managers of the assets.
Security interests in collateral securing our loans will generally be subordinated to senior, secured lenders that have financed the majority of the underlying transaction. If the real estate owner defaults, the senior secured lenders may foreclose on the collateral, and we will recover only if the proceeds of such collateral has first satisfied the obligations owed by the borrower to the senior lender. Therefore, we may be limited in our ability to enforce our rights to collect these loans and to recover any of the loan balance through a foreclosure of collateral. If the market value of the collateral is insufficient to cover the obligations owed to the senior lenders or does not sufficiently exceed the amount of such obligations to cover the borrower’s obligations to us, we may lose some, or all, of our investment if our borrowers are unable to pay us from other assets.
Mezzanine loans may also be subordinated in right of payment to the payment rights of senior lenders, and have higher loan-to-value ratios than senior secured loans, making this investments riskier than other loan investments. Where debt senior to our loan exists, the presence of inter-creditor agreements may also limit our ability to amend our loan documents, assign our loans, accept prepayments, and exercise our remedies (by the use of “standstill” periods) and control decisions made in bankruptcy proceedings relating to borrowers. In the future, some of our investments may have an interest-only payment schedule, with the principal amount remaining outstanding and at risk until the maturity of the obligation. We do not have any policy regarding the maximum term on these assets. In this case, a borrower’s ability to repay its obligation may be dependent upon a liquidity event that will enable the repayment of the obligation.
In addition to the above, numerous other factors may affect a borrower’s ability to repay its obligations, including the failure to meet its business plan, a downturn in its industry or negative economic conditions. Deterioration in a borrower’s financial condition and prospects may be accompanied by deterioration in the collateral for the obligation. Losses in our high yield and subordinated securities could adversely affect our earnings, which could adversely affect cash available for distribution to our stockholders.

ITEM 2. PROPERTIES
The executive offices leased by the Company are located at 4999 France Avenue South, Suite 248, Minneapolis, Minnesota 55410. In 2009, the Company entered into a four-year lease for its offices.
For a description of the Company’s investments in real estate and interests in real estate, see the following chart:

				Total
	Property	Intended		Size	Total
Nickname	Type	Use	Debt	(sq.ft.)	Lots	Location	Description
Village of Lloyd Harbor	Residential Land	Hold for sale	$4,200,000	766,656	2	Lloyd Harbor, NY	The Lloyd Harbor Project is a 17.6 Acre parcel on the north shore of Long Island, NY. The parcel contains roughly 700 feet of water frontage on Long Island Sound. The property is currently in the platting process to be subdivided into two separate lots to take advantage of its prime beachfront location. The book value is $4,000,000 and the most recent appraised value is $19,360,000. The date of the appraisal is January 26, 2010. The nature of the Fund’s interest is ownership in fee simple via a single purpose limited liability company. The property has no senior debt payable but the membership interests of the single purpose holding entity are pledged for a $4,000,000 loan which requires monthly interest payments at the rate of 10% per annum and a balloon payment on July 1, 2013. The Company is currently in arrears in such payments and is at substantial risk of losing the real estate.
The Fund is the beneficial owner of the following real estate:

	Property	Intended		Total	Total
Nickname	Type	Use	Debt	Size (sq.ft.)	Lots	Location	Description
Cape Haze Marina	Comm./Resid. Land	Hold for sale	$18,892,940	1,644,390	Mixed use	Englewood, FL	Cape Haze Marina is a fully operational marina in Englewood, FL. The Marina has 105 wet boat slips and 151 dry boat slips (with capacity for 200 once re-configured), as well as 20 outside storage bunks. The Marina also consists of approximately 25 acres of upland land surrounding the Marina itself. The land is zoned for a mixed use development, with roughly 270 proposed residential condominium units, as well as a proposed 350 unit hotel complex, and 14,000 square feet of retail. The book value is $25,913,000 and the most recent appraised value is $27,200,000. The date of the appraisal is January 25, 2010. The nature of the Fund’s interest is ownership in fee simple via a limited liability holding company. The property has $15,660,115 of senior debt payable. On May 1, 2008, the Fund entered into an option to purchase the senior debt. The option required a $1,000,000 down payment and $500,000 quarterly payments with a balloon payment in 2011. All operating revenue is used to reduce senior debt. The operating revenue for 2008 was $716,940 and 2009 was $638,389. The Company is currently in arrears in such payments and if such payments are not brought current the Company is at risk of losing the property.

	Property	Intended		Total	Total
Nickname	Type	Use	Debt	Size (sq.ft.)	Lots	Location	Description
Oak Vistas	Commercial Land	Hold for sale	$0	101,930	1	Sarasota, FL	The Oak Vistas development consists of approximately 25 acres of land in Sarasota, FL. The single family residential site is developed, and currently consists of 64 single family lots, 13 multifamily doors, and one commercial pad. The remaining commercial lot fronts Cattlemen Road and Colonial Oaks Boulevard, an area consisting of multiple residential and retail properties. The book value is $0 and the most recent appraised value is $1,120,000. The date of the appraisal is February 4, 2010. The nature of the Fund’s interest is ownership in fee simple via a single purpose limited liability company. The property has $3,673,786 of senior debt payable. The Fund is currently disputing the validity of the senior debt. To the extent this effort is unsuccessful the Fund will abandon the project.

Reserve at Royal Oaks	Residential Land	Hold for sale	$0	47,131	20	Greenwood, IN	Reserve at Royal Oaks is a multi family residential development in Greenwood, Johnson County, IN. The site was developed in 2003 and originally consisted of 94 multifamily lots (mainly 10-plex, condominium buildings). Thus far 74 of those lots have successfully been sold and closed. There are two remaining 10-plex sites (20 lots) ready for construction of new units. The book value is $125,000 and the most recent appraised value is $125,000. The date of the appraisal is January 26, 2010. The nature of the Fund’s interest is fee simple via a single purpose limited liability company. The property has no senior debt payable.

Spring Lake Garden	Multi-family Residential	Hold for sale	$0	127,630	88	Spring Lake Park, MN	Spring Lake Garden in Spring Lake Park, MN is an approved site for 88 units of Affordable Senior Community Living Units. The apartments will be restricted to independent living seniors age 55 and older. The project will consist of (41) 1-bedroom and (47) 2-bedroom units within on consolidated 4 story building. Parking for residents will be provided above and below ground for easy access to their units. Financing incentives for the project include a TIF agreement with the city and Anoka County Home Funds. The book value is $1,050,000 and the most recent appraised value is $1,050,000. The date of the appraisal is February 5, 2010. The nature of the Fund’s interest is ownership in fee simple via a single purpose limited liability company. The single purpose entity owning the property is subject to a contingent claim of approximately $900,000.

	Property	Intended		Total	Total
Nickname	Type	Use	Debt	Size (sq.ft.)	Lots	Location	Description
Wrights Crossing	Residential Land	Hold for sale	0	531,432	48	Rogers, MN	Wrights Crossing is a 12.2 Acre multi-family parcel of land located in Big Lake, MN. The project is slated for 48 multi-family units. The parcel is currently under contract and sold to a developer with an anticipated closing in April of 2010. The book value is $165,000 and the most recent management estimated value is $165,000. The nature of the Fund’s interest is ownership in fee simple via a single purpose limited liability company subject to claim by county for unpaid real estate taxes. The property has no senior debt payable.

ITEM 3. LEGAL PROCEEDINGS
Except as stated below, currently we are not party to any legal proceedings. We may initiate legal proceedings, from time to time, when borrowers breach their lending agreements. From time to time, we may be subject to legal actions, initiated by borrowers, governmental authorities or others that arise from the running of our business.
The Securities and Exchange Commission’s anticipated filing of a civil injunctive action against us may have a material adverse effect on our business.
On January 28, 2010, the Company received a notice from the Chicago regional office staff (the “Staff”) of the U.S. Securities and Exchange Commission (the “SEC”). The notice informed the Company of the Staff’s intention to recommend to the Commission that the SEC bring a civil action alleging that previous management engaged in transactions in violation of Section 17(a) of the Securities Act of 1933 (“Securities Act”) and Sections 10(b), 13(a), 13(b)(2)(A) and 13(b)(2)(B) of the Securities Exchange Act of 1934 (“Exchange Act”) and Rules 10b-5, 12b-20, 13a-1, and 13a-13 thereunder. The notice was issued in connection with an investigation into possible violations of federal securities laws stemming from (1) the accrual of income on subsequently written-off real estate loans in 2008, and (2) disclosure issues in connection with Capital Solutions Monthly Income Fund (The Fund) in 2008. The alleged violations occurred prior to the June 30, 2009 Merger. Previous management of the Fund and Company believe they acted appropriately and the Company intends to work with the SEC to resolve the matter.
The Company’s affiliates, Windwalker Marina at Cape Haze, LLC and Marina at Cape Haze, LLC have been joined as defendants in an action seeking to foreclose on certain junior mortgages on a marina and upland parcel owned by the Company’s affiliates commonly known as the Cape Haze Marina parcel. The suit, filed in the Circuit Court in and for Charlotte County, Florida, seeks to foreclosure of a mortgage having a principal balance in excess of $14 million according to the allegations in, and expected to be raised, plaintiffs’ complaint. The Company’s affiliates are defending the action based upon the provisions of the promissory note and mortgage relating to the maturity of the promissory note and various setoffs against the principal and interest. Following a confidential mediation, a Mediation Settlement Agreement was entered into by the parties which will, if certain pre-conditions are met, result in the resolution of the foreclosure. The Company has accrued $1,287,000 to cover this contingency.*
The Company’s affiliates, Heritage Development of Central Florida, LLC and Hennessey Funding, LLC, have been named as defendants in an action seeking to foreclose on certain mortgages on undeveloped land commonly referred to as Oak Vistas. The suit, filed in the Circuit Court in and for Sarasota County, Florida, seeks to foreclose a mortgage having a principal balance of $3,673,786 according to the allegations in the Complaint. After an initial foreclosure, the foreclosing bank discovered that a parcel of commercial property had been omitted from an amended mortgage. The Company reported this property on its financial statements at its fair value on June 30, 2009, at $1,530,000. Subsequently, the bank successfully obtained permission from the court to reopen its foreclosure in order to foreclose its interest in the remaining parcels. The Company’s affiliates have been actively defending the foreclosure. However, due to these events, the Company has recorded an impairment for the full value of the property. The carrying value on the Company’s books at December 31, 2009, is $0. If the foreclosure is successful, the Company will abandon the property.
The Company’s affiliate, Spring Lake Garden of Spring Lake Park, LLC has been named as a defendant in an action seeking damages arising from the alleged breach of a promissory note in the original principal amount of $550,000. The affiliate has answered the complaint and denied liability under the note. If the case is not resolved, the affiliate or related entities will assert claims against the plaintiff.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
In June 2009, the matters described below were approved pursuant to a written consent by the Company’s stockholders:
•	Approval of Amended and Restated Certificate of Incorporation. The shareholders approved an amendment to, and restatement of, the Company’s Certificate of Incorporation to, among other things, increase the number of authorized shares to 151,050,000, consisting of 151,000,000 of common shares and

50,000 shares of Preferred Stock. The common shares are classified as 150,000,000 shares of Series A and 1,000,000 shares of Series B. The Amended and Restated Certificate of Incorporation was filed with the Delaware Secretary of State on June 26, 3009.

*	These same affiliates were joined as defendants in a separate action seeking to foreclose the senior mortgage on the marina. The suit, also filed in the Circuit Court in and for Charlotte County, Florida, seeks to foreclose a mortgage having a principal in excess of $14 million according to the allegations in plaintiff’s complaint. The Company’s affiliates are defending the action.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
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
As of December 31, 2009, the Company has issued $9,930,000 of Notes, underwriting expenses have been $1,050,652, and net proceeds have been $8,879,348. Of the net proceeds, $4,508,485 has been used to finance real estate activities and $4,370,863 has been used as working capital.
Common Stock
As of December 31, 2009, 121,606,643 Common Shares (including options which are vested and exercisable by the Company’s directors and officers within 60 days) were issued and outstanding. Of the issued and outstanding common shares, 1,000,000 were Series A and the remainder as Series B. TF owns, on a fully diluted basis taking into consideration all stock options that have been granted as of the date hereof, 100% of the issued and outstanding Series A Common Stock of the Company.
The holders of shares of our Series A Common Shares are entitled to seven votes per share for each Series B Common Shares voted on any matter that comes before the shareholders. Cumulative voting is not authorized. Holders of shares of our Series A or B Common Shares do not have preemptive rights to purchase securities that we may subsequently issue. Subject to preferences that may be applicable to any outstanding preferred stock, the holders of our Common Shares are entitled to receive such dividends as may be declared by our Board out of funds legally available for payment of dividends. However, we do not anticipate paying dividends in the foreseeable future to holders of our Common Shares. In the event of liquidation, dissolution and winding up of affairs, the holders of our outstanding shares will be entitled to a pro rata share according to their respective interests in our assets and funds remaining after payment of our debts and other liabilities, and the liquidation preference of any outstanding Preferred Stock. All of our shares of Common Shares currently outstanding are fully paid and nonassessable.
As of March 31, 2010, the Company has granted outstanding non-qualified stock options to its directors and officers to acquire 11,845,700 Series B Common Shares in the Company, of which 6,845,700 are vested and exercisable by the Company’s directors and officers within 60 days, and 5,000,000 are exercisable after the Company raises $200,000,000 in new securities. These options expire on the tenth anniversary of the date of grant with exercise prices of between $0.01 and $0.01625 per share.
We have reserved 4,500,000 shares of our Common Shares for stock awards to be made under the Incentive Plan. No option award grants have been made under the Incentive Plan as of the date hereof.
Equity Compensation Plan Information
The following table provides information, as of December 31, 2009, with respect to stock options outstanding and available under grant awards. The Company has not issued stock options under its recently adopted equity compensation plan, but has issued various stock option awards as “individual compensation arrangements” as provided in Rules 201(d) and 402(a)(6)(ii) of Regulation S-K of the Securities Act. The options issued are administered by the Board of Directors, which selects persons to receive awards and determines the number of options subject to each award and the terms, conditions, performance measures and other provisions of the awards. The Company’s general policy is to grant stock options with an exercise price equal to the fair market value of a share at the date of grant. Refer to Notes of the Financial Statements included in Item 7 of this Form 10-K for additional information related to these stock-based compensation awards.

Number of securities
remaining available for
			Weighted-average	future issuance under
	Number of securities to		exercise price of	equity compensation
	be issued upon exercise		outstanding options,	plans (excluding
	of outstanding options,		warrants and rights	securities reflected in
	warrants and rights		(b)	column (a))
Plan Category	(a)		(4)	(c)
Equity compensation plans approved by security holders (1)	-0-		-0-	-4,500,000(5)-
Equity compensation plans not approved by security holders	15,167,726	(2)(3)(6)	$.01125	N/A (1)

(1)	The stock options shown were issued under a “plan” as provided under Item 402(a)(5)(ii) of Regulation S-B and no other securities are reserved for future issuance.

(2)	Timothy R. Redpath, the Company’s former Chief Executive Officer and Michael Bozora, the Company’s former President have been granted non statutory stock options entitling them to purchase 1,476,651 shares each of the Company’s common stock at the exercise price of $0.01625 per share. Non-statutory stock options have also been granted to other officers, Messrs. Williams, Dobson, Ammiro and Regalia, entitling these officers in the aggregate to purchase 246,110 shares of the Company’s common stock at an exercise price of $0.01625. All of the stock options are fully vested. All stock options expire 10 years after they were issued.

(3)	Messrs Bozora and Redpath, as the Company’s original directors have been each granted 73,833 stock options (with an exercise price of $0.01625 per share), and which options are fully vested All other Directors have been granted, in the aggregate, 344,554 stock options (with an exercise price of $0.01625) and which options are fully vested. All stock options will expire 10 years after they were issued.

(4)	Represents the fair market value of the underlying shares as of the grant date of the options.

(5)	On December 3, 2008, the Board of Directors approved the 2008 Incentive Plan and reserved 4,500,000 shares of the Company’s common stock for issuance under the 2008 Incentive Plan. As of December 31, 2009, no grants have been made under this plan.

(6)	On August 1, 2009, Christopher Clouser received 11,476,094 stock options with vested 50% immediately and 50% when the Company raises $200,000,000 in new capital.
Dividends
There has not been any cash dividends declared on common equity for the last two fiscal years.

ITEM 6. SELECTED FINANCIAL DATA
The following table summarizes certain financial data of our business. You should read this summary together with “Selected Financial Data,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited financial statements and related notes included elsewhere in this 10-K. The financial data prior to the reverse merger on June 30, 2009 is separated into two categories (1) CS Financing Corporation and (2) CS Fund General Partner as follows (for more information on the reverse merger see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” starting on page 33):
CS Financing Corporation

	Year	Year
	Ended	Ended	Year Ended
	December 31,	December 31,	December 31,
Statement of operations data:	2006	2007	2008
Interest and fee income	$0	$335,475	$554,355
Operating expenses	231,440	1,523,821	5,211,558
Operating loss	231,440	1,188,346	4,657,203
Loss before income taxes	231,440	1,188,346	4,657,203
Net loss	231,440	1,188,346	4,657,203
Basic and diluted loss per common stock	2.06	0.04	0.16

Selected Balance sheet data for
period ended:	December 31, 2006	December 31, 2007	December 31, 2008
Cash	$27,271	$2,488,784	$1,534,170
Finance receivables	—	31,849	161,968
Other Receivables	—	—	—
Prepaid insurance	78,750	78,750	56,250
Investments in Notes Receivable	—	2,500,000	2,978,000
Fixed Assets	—	29,575	27,472
Debt Placement Costs, net	396,525	862,109	858,298
Loan Origination Costs, net	20,000	17,333	16,333
Liabilities	474,434	7,052,915	6,999,189
Stockholder’s equity (deficit)	163,779	(1,024,567)	(1,338,750)

True North Finance Corporation, formerly CS Fund General Partner, LLC

	January 13, 2005	Year	Year
	(inception) to	Ended	Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,	December 31,	December 31,
	2005	2006	2007	2008	2009
					True North
Statement of operations data:					Consolidated
Revenue	$0	$0	$0	$0	$138,008
Operating expenses	—	—	—	—	46,958,518
Operating loss	—	—	—	—	46,820,510
Loss before income taxes	—	—	—	—	46,561,957
Net loss	—	—	—	—	46,561,957

	December 31, 2006	December 31, 2007	December 31, 2008	December 31, 2009
Selected Balance sheet data				True North
for period ended:				Consolidated
Cash	$0	$0	$0	$68,220
Finance receivables	—	—	—	—
Other Receivables	—	—	—	1,112,768
Prepaid insurance	—	—	—	—
Investments in Notes Receivable	—	—	—	1,421,489
Fixed Assets	—	—	—	128,461
Debt Placement Costs, net	—	—	—	493,544
Loan Origination Costs, net	—	—	—	9,333
Liabilities	—	—	—	80,943,068
Stockholder’s equity (deficit)	—	—	—	(33,457,774)
Summary financial data provided for years 2005 through June 30, 2009 for CS Fund General Partner, LLC reflect no income, expense or balance sheet amounts. During this time, CS Fund General Partner, LLC operated as the general partner of the Fund and recorded no economic activity on their income statement or balance sheet. On June 30, 2009 CS Fund General Partner, LLC merged with True North Finance Corporation. Balance sheet amounts reflected above on December 31, 2009 are consolidated amounts.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis of our financial condition and results of our operations in conjunction with our financial statements and the notes to those statements included elsewhere in this document. This discussion contains forward-looking statements reflecting our current expectations that involve risks and uncertainties. Our actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed in the section entitled “Risk Factors” and elsewhere in this document.
Overview
On June 30, 2009, we became the sole owner of CS Fund General Partner, LLC (“General Partner”) who is the sole general partner of the Fund. The General Partner was acquired from TF in consideration for 1,000,000 shares of our Series A Common Stock and 36,333,993 shares of our Series B Common Stock. Subsequent to the acquisition of the General Partner, we purchased a limited partnership interest in the Fund in consideration of 40,000 shares of our preferred stock (which constitutes 100% of our issued and outstanding preferred shares). The Fund distributed 36,643 shares of our preferred stock to all its limited partners (except for the Company) in a complete liquidation of their capital accounts. The result of the foregoing transaction is that we own the General Partner, are currently the sole limited partner of the Fund and the Fund’s former limited partners constitute 100% of our preferred shareholders.
The Fund is a Delaware limited partnership which was organized on November 4, 2004, for the purpose of purchasing mezzanine loans from another mezzanine lender who had made loans to real estate developers, as well as lending money to other mezzanine real estate developers. Mezzanine financing is financing to bridge any gap between a first-position lender and the equity position of the developers, and the total development costs. It is essentially a second mortgage. Because the success of any mezzanine lender is depended on a static or strong market, the Fund lost substantial value in a bear market.
Since its inception, the Fund had raised money through the sale of limited partnership units. The Fund had approximately 450 limited partners across the country. In 2008, after the historic and unforeseen collapse of the credit and real estate markets, the Fund’s borrower and guarantor defaulted on its obligations to the Fund. Thereafter, the Fund held a public sale for all the assets of its borrower and guarantor at which the Fund was the only bidder with its bid of $55,000,000. Accordingly, the Fund now owns the assets including promissory notes and membership units previously owned by its borrower and guarantor. Along with this came control of numerous real estate projects across the country.
Beginning January 1, 2009, Transactional Finance Fund Management, LLC became the sole member of the General Partner. After assuming this position, it undertook a lengthy analysis of the Fund’s asset portfolio and its liquidity. In addition, the Fund began offering a Series I Preferred Note in an effort to raise additional capital after seceding to sell limited partnership interests. Shortly thereafter, the General Partner suspended all monthly distributions and redemptions in an effort to protect the Fund’s fleeting assets. It was determined that combining the Company and the Fund would result in synergies that produce a combined entity more likely to attract capital and successfully pursue its business strategy.
As a result of the acquisition of the Fund, and a reaction to marketplace opportunities, we have modified our mission as follows: the mission of the Company is to ethically source safe, high yielding investments by utilizing custom financing structures, performing extensive due diligence and maintaining a broad referral network. After much consideration, we have elected to pursue our mission by creating numerous new “investment pods” which will be individually managed and initially focus on real estate finance, distressed sellers, bridge finance and trade finance. The primarily objective of these investment pods is to source and service investments that provide current yields between 400 to 800 basis points above our cost of funds.
The Fund’s legacy investment portfolio, which does not provide current yield, will be managed in our Opportunistic Equity Investment Pod and will be positioned for medium to long-term capital appreciation. As of December 31, 2009, the consolidated Opportunistic Equity Investment Pod had an estimated gross asset fair value of approximately $43,000,000 and an estimated net asset value of approximately $15,000,000. This value is comprised primarily of equity or mezzanine level interests in real estate and is subject to the claims of senior lenders. In a majority of the cases, however, we have entered into agreements with the senior lenders to purchase their positions and, to the extent we are able to maintain our liquidity and perform as agreed, the Company will ultimately own the entire real estate interest. However, we are currently in default of all such agreements but plan to use new capital, if available, to strategically cure defaults on economically feasible projects. To the extent additional capital is not immediately secured, we anticipate divesting ourselves of the Fund and all Fund assets. We anticipate making such decision by the end of the 2nd quarter.
Due to the lack of competition in the credit market and other factors, we continue to see an abundance of excellent, and perhaps historical, high yield finance opportunities. With the demand for our capital clearly established, we intend to commence the process of reinstating the sale of our Bonds in the 3rd quarter of 2010. Moreover, we are currently in advanced negotiations for a secured credit facility and have identified numerous investment prospects. This credit facility, if received, would only be available for investments and not working capital. In addition, principals of the Company recently loaned the Company $1,250,000 and the Company advanced such amount to the Fund on a secured basis.
In addition to preparing for our capital campaign, we will also commence the process of interviewing and recruiting members of our board and investment committee. This process will be led by the Company’s new executive chairman, recent investor and senior officer, Christopher Clouser. Mr. Clouser was previously the president of Burger King Brands, Preview Travel, the Association of Tennis Professionals and the Minnesota Twins baseball club, and a senior vice president of Northwest Airlines, Hallmark Cards, Sprint and Bell Atlantic. He is the chairman of International Tennis Hall of Fame Museum.
In addition to Mr. Clouser, Constantine “Deno” Macricostas, Richard B. Hirst, Mannie Jackson, Philip A. Jones, John O. Klinkenberg and Douglas A. Lennick were elected to the board and assist the Company in its strategic initiatives. Mr. Jackson has served on the board of directors of five Fortune 500 companies, was named one of the Nation’s 30 Most Powerful and Influential Black Corporate Executives, served on the Board of the American Red Cross and was named one of the Nation’s Top 50 Corporate Strategists. Mr. Jackson serves as the Chairman of Harlem Globetrotters, Inc. Mr. Jones was the former president of The Meredith Corporation and is currently on the board of BMI, the licensing authority of the music and recording industry. Mr. Macricostas is the founder, chairman, and the largest single shareholder of Photronics, Inc., the world’s largest supplier of photomasks, a key enabling technology in the semiconductor industry. He has received many awards including the Small Business Administration’s National Entrepreneurial Success Award, the High Tech Entrepreneur of the Year and the Eli Whitney Award for Excellence in Small Business Management, and is listed in Who’s Who in American Business. Mr. Hirst is Senior Vice President and General Counsel of Delta Airlines. He was formerly the Executive Vice President and Chief Legal Officer of KB Home. Prior to this, Mr. Hirst was Executive Vice President and General Counsel of Burger King Corporation. He also spent more than 15 years in legal and leadership roles in the airline industry, including servicing as Senior Vice President, Corporate Affairs for Northwest Airlines and Vice President, General Counsel and Secretary at Continental Airlines. Mr. Hirst holds a BA in Government from Harvard College, as well as a JD from Harvard Law School. Mr. Lennick is the managing partner of the Lennick Aberman Group. He is legendary for his innovative approaches to developing high performance in individuals and organizations. Numerous Fortune 500 executives, most notably American Express CEO, Ken Chenault and Ameriprise Financial CEO, Jim Cracchiolo, rely on Mr. Lennick for his insights on enhancing leadership and organizational performance. Before founding the Lennick Aberman Group, Mr. Lennick was Executive Vice President – Advice and Retail Distribution for American Express Financial Advisors (AEFA). In that capacity, he led an organization of 17,000 field and corporate associates to unprecedented success. During Mr. Lennick’s prior positions, first as a district manager in Minneapolis and then manager of Saint Paul division, he helped his organizations set, and then break, national sales records. Mr. Klinkenberg was the vice president of audit and security for Northwest Airlines, Inc. from 1991 to 2003 and held various other management level positions from 1973 to 1991 throughout the United States, England and Germany including Director of Finance and Administration. Mr. Klinkenberg has also served as a member of the Board of Directors of Compass 315, a member of the Audit Committee of Airline Reporting Corporation, a member of the Audit Committee of the Air Transport Association, chairman of the subcommittee of the US Government Research, Engineering and Development Advisory Committee to the U.S. Congress.

To the extent we are able to raise investable capital, our Investment Committee will assume the primary responsibility of approving pod level investments and identifying and correlating new pod investment strategies. Our existing investment pod strategies were chosen, in part, due to their attractive correlation and historical track record of providing consistent consolidated long term positive returns. We expect the Investment Committee to maintain market awareness and fund our investment pods accordingly. We have also spent considerable effort on a process to establish clear, performance orientated and ethical investment protocols for our investment pod managers. The launch of the investment pods will be aligned with the progress of our securities offering. In addition, we have recently retained our first investment pod manager.
We maintain a website at www.truenorthfinance.com. We are not including the information contained in our website as part of, nor incorporating it by reference into, this Form 10-K. We will make available on our website free of charge our future Quarterly Reports on Form 10-Q, Annual Reports on Form 10-K, Current Reports on Form 8-K, and amendments to those reports, as soon as reasonable practical after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission.
We have had net losses since inception. We had an accumulated deficit as of December 31, 2009, of $46,951,058, which primarily reflects loss on the value of our real estate and expenditures including professional fees and services necessary for the start of our operations, as compared to an accumulated deficit as of December 31, 2008, of $373,320. The increase of the accumulated deficit as of December 31, 2009, as compared to December 31, 2008, as principally the result of the decline in the value of our assets per independent appraisals.
We believe our ability to continue as a going concern depends in large part on our ability to immediately raise sufficient capital to enable us to make loans and receive revenue from our lending activities in excess of our obligations under the Bonds and our operating expenses. If we are unable to raise such additional capital in the short term, we may be forced to discontinue our business. Our revenue in 2009 was $138,008.
Liquidity
We currently have nominal revenue. We anticipate Board investments, loan repayments and asset sales of approximately $1,000,000 anticipated to be received in the 2nd quarter of 2010 will provide adequate liquidity to fund the Company’s operations over the 2nd quarter of 2010. We are seeking, but have not secured, additional sources of liquidity beyond the 2nd quarter. Thereafter, to the extent we are successful in selling Bonds, and historically we have not been, we expect that the primary source of our liquidity will come from interest and fees earned on our loans and other investments made with the proceeds from Bond sales. Nevertheless, some short-term liquidity may be provided by the net proceeds from the sale of the Bonds. Although not contractually bound to do so because the Fund and its subsidiaries are the sole obligor on its debt, we also anticipate using some of the net proceeds from the sale of the Bonds to inject capital into the Fund. The Fund requires approximately $500,000 per month to service the senior creditors on its real estate assets, its unsecured debt and otherwise meet working capital demands. Pending an increase in liquidity, such payments have been suspended. To the extent the Fund fails to ultimately service such debts, it will lose substantially all of the value in its assets in the short term. The Fund’s only liquidity will come from the ultimate disposition of its real estate assets or capital injections by the Company. It’s not anticipated that the Fund will liquidate any significant asset in the ordinary course at fair market value prior to a significant recovery in the real estate and credit markets.
The Company’s financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has experienced losses from operations during the last year that raise substantial doubt as to its ability to continue as a going concern. The Company’s ability to continue as a going concern is contingent upon its ability to obtain the capital necessary to attain profitable operations, devising a management plan to develop a profitable operation and lowering the level of problem assets to an acceptable level and meeting current working capital requirements.
In this regard, management has developed a capital plan, which includes, but is not limited to: (1) Raising capital through the Company’s Bond offering which we anticipate will occur in 2010. (2) Selling real estate currently held by the Company. (3) Raising capital through secured mortgages on real estate currently held by the Company. (4) Utilize the option obtained on the first mortgage of Cape Haze Marina property and foreclosing on subordinate lien holders and thus reducing approximately $6,000,000 of debt currently on the Company’s books.

Capital Resources and Results of Operation
As we have yet to raise sufficient capital to pursue our business strategy, we have limited operations to discuss. Our current capital resources have been provided primarily by the net proceeds of our Bonds. To date, our material commitments include payments to existing Bond holders, providing additional capital to the Fund and administrative personnel. These expenses will be paid from cash flow from asset sales or from the net proceeds of the offering. We believe we have identified prospects to purchase several investments sufficient to meet these obligations for the 2nd quarter of 2010. We are still seeking additional capital to better capitalize our business and will re-commence selling Bonds, which, in turn, will generate cash to fund our finance operations thereby producing net income and additional revenue. We currently have limited revenue from operations and in all likelihood will be required to make future expenditures in connection with our distribution efforts along with general and administrative expenses before we will earn any material revenue.
Capital Raising Challenges
We have been selling our Bonds on a continuous basis under our prior shelf registration statement on Form S-1 through registered broker-dealers. We suspended offering the Bonds to the public on November 13, 2008, and plan to recommence such offering to the public as soon as possible. While we sold $9,930,000 of our Bonds under our prior offering, our funding has historically been below our expectations. We have, however, been able to raise some capital through related parties. The broker-dealers we have employed to distribute the Bonds have had difficulty locating a market for our securities. In order to achieve greater control of the distribution of our Bonds, we intend to ultimately retain an underwriter for the Bonds. Based on previous discussions with potential underwriters, we believe we now have appropriately adjusted our business model in order to meet the commitment requirements of such underwriters and to make the Bonds more attractive investments.
Concentration Restrictions
We expect to establish formal concentration restrictions that will require the Investment Committee’s approval for any investment. As we increase our portfolio of investments, our concentration restrictions will evolve.
Off-Balance Sheet Arrangements
The Company does not have any off-balance sheet arrangements, as defined in Item 303(a)(4) of Regulation S-K promulgated under the Securities Act.
Off-Balance Sheet Arrangements
The Company does not have any off-balance sheet arrangements, as defined in Item 303(c)(1) of Regulation S-B promulgated under the Securities Act.
Critical Accounting Estimates
Revenue Recognition
Interest on our investments in notes receivable is recognized as revenue when earned according to the terms of the loans, using the effective interest method. We do not accrue interest income on loans once they are determined to be non-performing. A loan is considered non-performing: (1) when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement; or (2) when the payment of interest is 90 days past due.
Cash receipts will be allocated to interest income, except when such payments are specifically designated by the terms of the loan as principal reduction or when management does not believe our investment in the loan is fully recoverable.

Investments in Real Estate Loans
We may from time to time acquire or sell investments from or to our manager or other related parties without a premium. The primary purpose is to either free up capital to provide liquidity for various reasons, such as loan diversification, or place excess capital in investments to maximize the use of our capital. Selling or buying loans allows us to diversify our loan portfolio within these parameters. Due to the short-term nature of the loans we make and the similarity of interest rates in loans we normally would invest in, the fair value of a loan typically approximates its carrying value. Accordingly, discounts or premiums typically do not apply upon sales of loans and therefore, generally no gain or loss is recorded on these transactions, regardless of whether to a related or unrelated party.
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
The Company considers a loan to be impaired when, based upon current information and events, it believes it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. The Company’s impaired loans include troubled debt restructuring, and performing and non-performing loans in which full payment of principal or interest is not expected. The Company calculates an allowance required for impaired loans based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or at the loan’s observable market price of the fair value of its collateral.
Loans that have been modified from their original terms are evaluated to determine if the loan meets the definition of a Troubled Debt Restructuring (“TDR”). When the Company modifies the terms of an existing loan that is considered a TDR, it is considered performing as long as it is in compliance with the modified terms of the loan agreement. If the modification calls for deferred interest, it is recorded as interest income as cash is collected.
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
Real Estate Held for Sale
Real estate held for sale includes real estate acquired through purchases and foreclosure and will be carried at the lower of the recorded amount, inclusive of any senior indebtedness, or the property’s estimated fair value, less estimated costs to sell, with fair value based upon appraisals and knowledge of local market conditions. The carrying values of real estate held for sale are assessed on a regular basis from updated appraisals, comparable sales values or purchase offers. Third party appraisals are obtained annually. Impairment losses are recorded if the third party appraisals are less than the net recorded value.
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
Directors and Officers Insurance
On November 15, 2007, November 15, 2008 and November 15, 2009, the Company renewed an insurance policy which covers its officers and directors in the event they are sued in connection with the performance of their duties as they relate to the company. The premiums for such insurance policy have been financed by a third party.

Employees
The Company expects to hire up to an additional 2 employees during calendar year 2010.
Contractual Commitments
The table below summarizes our contractual obligations as of December 31, 2009. Amounts relating to our Bonds reflect the principal due to Bonds investors and do not include interest payments on the Bonds.

		Less than 1			More than 5
Contractual Obligation	Total	year	1-3 years	3-5 years	years
Bonds including Related Party Notes (Company)[1]	10,558,000		225,000	9,905,000
Series I Preferred Notes (Fund)[2]	30,630,101			30,630,101
Purchase Obligations (Fund)[3]	16,667,474		16,667,474
Senior Asset Lenders (Fund)[4]	30,902,122		1,713,094	29,189,028
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
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A(T). CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures
As of December 31, 2009, the Company carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Exchange Act. This evaluation was done under the supervision and with the participation of the Company’s Principal Executive Officer and Principal Financial Officer. Based upon that evaluation, the Company’s Principal Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were not effective in gathering, analyzing and disclosing information needed to satisfy our disclosure obligations under the Exchange Act because of material weakness in internal controls over financial reporting discussed below.
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

[1]	Represents the obligation of the Company for Bonds previously sold.

[2]	Although not the legal responsibility of the Company because the Fund is the sole obligor on its debts, represents the obligation of the Fund to purchasers of its Series I Notes. To the extent the Company wants to protect its investment in the Fund, the Company may need to contribute capital to the Fund to support this obligation.

[3]	Although not the legal responsibility of the Company because the Fund is the sole obligor on its debts, represents the contractual obligation of the Fund to purchase senior mortgages on a large majority of the Fund’s real estate assets. To the extent the Company wants to protect its investment in the Fund, the Company may need to contribute capital to the Fund to support this obligation.

[4]	Represents obligations to senior lenders on real estate assets owned by the Company.

periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management, including the Company’s Chief Executive Officer and Principal Accounting Officer, has conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009, based on the criteria for effective internal control described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2009 relating to procedures in timely completing and filing their SEC filings, specifically this Form 10-K. To address this weakness, the Company is implementing procedures to accumulate information on a more timely basis so that future SEC filings will be on time. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented. In addition the Company is working to identify and implement corrective actions, where required, to improve the Company’s internal controls, including a specific review of the application of those procedures that were not functioning properly at December 31, 2009 that resulted in the material weakness in internal controls over financial reporting referenced herein.
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
ITEM 9B. OTHER INFORMATION
The Company has entered into an agreement, dated August 1, 2009, with Christopher Clouser whereby Mr. Clouser will serve as the Company’s executive chairman and receive 11,476,094 stock options which 50% vest immediately and 50% vest when the Company raises $200,000,000.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
Directors and Executive Officers
As of December 31, 2009, the directors and executive officers are as set forth below. There are no family relationships between or among any directors or officers:

Name	Age	Position
Christopher E. Clouser	57	Executive Chairman, Chairman of Board of Directors

Timothy R. Redpath	50	Managing Director, Director

Todd A. Duckson	43	Chief Executive Officer, Director

Mark Williams	52	Chief Financial Officer

Scott R. Carlson	47	Secretary

Mannie Jackson	70	Director

Philip A. Jones	65	Director

Richard B. Hirst	65	Director

Constantine “Deno” Macricostas	74	Director

John O. Klinkenberg	60	Director

Douglas A. Lennick	57	Director

Brian Weisenberger	31	Managing Director of Investment Strategy and Due Diligence

Bradley J. Yerhot	39	Director of Real Estate
Christopher E. Clouser; Executive Chairman, Chairman of Board of Directors
Mr. Clouser is Chairman of the International Tennis Hall of Fame and Museum located in Newport, Rhode Island. He also serves of the Board of Directors of the Taste of the NFL, Transamerica Retirement, the Los Cabos Children’s Foundation, First Serve, Champions Cup Tennis/Mexico, Christopher Marketing Services, and the Clouser Family Foundation. Prior to his current activities, Clouser spent three years as Chairman of Griffin International Companies, and was President of the Association of Tennis Professionals, President of Burger King Brands, President and CEO of Preview Travel/Travelocity, CEO and Board member of the Minnesota Twins Major League Baseball Club, Senior Vice President of Northwest Airlines, and Corporate Vice President of Hallmark Cards, Sprint, and Bell Atlantic. Mr. Clouser is also very active in, and founded, several charitable organizations.
Timothy R. Redpath; Managing Director
Mr. Redpath was a co-founder of CSM, a registered investment advisor (2002), as well as CSD, a NASD licensed broker/dealer (2004). Prior to his involvement with these entities, during 2001 and 2002, Mr. Redpath served as a Senior Managing Director at Ion Capital Partners within Bear Stearns & Co., Inc., where he specialized in private banking and asset management for high net worth individuals. Mr. Redpath joined Bear Stearns from Prudential Securities Incorporated, serving as a Managing Director and Chief Administrative Officer of the Prudential Volpe Technology Group, Prudential’s technology investment banking and research group. Prior to that time he served as the Manager of the Prudential Private Client Group (San Francisco) which at that time constituted the largest private client practice in the firm. He graduated cum laude from the University of Minnesota in business and finance, and the Securities Industry Institute at the Wharton School of Business at the University of Pennsylvania.
Todd A. Duckson; Chief Executive Officer, Director
Mr. Duckson is a business attorney, certified public accountant and finance entrepreneur. He holds advanced degrees with academic honors in business and accounting and a juris doctorate in law. Duckson has been the founder of four community banks, a venture capital firm, a financial and tax firm and numerous other financial ventures. From 2003 to 2009 Mr. Duckson has practiced law as a capital partner at Hinshaw & Culbertson LLP, a national law firm. Prior thereto, he founded and managed Duckson-Carlson. Duckson-Carlson was named the 13th fastest growing company in Minnesota in 2001 and Mr. Duckson was named one of Minneapolis’ 40 brightest business leaders.
Mark Williams; Chief Financial Officer
Mr. Williams is Certified Public Accountant with over twenty-five years of experience in public and private accounting. His public accounting experience includes eight years with Price Waterhouse (now PricewaterhouseCoopers) (San Jose, CA), and over the last ten years with the firm of Ruzzo, Scholl & Murphy (Campbell, CA) providing financial and consulting services to private and public companies. In addition, he operated his own accounting firm for 5 years. Mr. Williams was the Chief Financial Officer for University Technology Ventures (Pleasanton, CA) a venture capital firm from 2000 – 2002. During this time Mr. Williams was involved in the formation of the firm and the raising of $109,000,000 in venture capital. Mr. Williams earned his Bachelor of Science in Accounting from San Jose State University. Mr. Williams has served as Chief Financial Officer of Company since 2006.
Scott R. Carlson; Secretary
From 2003 to 2009, Mr. Carlson was a partner at Hinshaw & Culbertson LLP, a national law firm. Mr. Carlson is an experienced businessman and attorney. He will oversee, along with outside counsel, all Fund legal matters including foreclosure litigation, securities issues and documenting investments. Mr. Carlson is a member of the Minnesota State Bar Association and the Hennepin County Bar Association. He was also a former member of the Minneapolis Long-Range Improvement Committee through appointment by Minneapolis Mayors Sharon Sayles Belton and R.T. Rybak.
Mannie Jackson; director
Mr. Jackson is Chairman of the Harlem Globetrotters. Prior to purchasing the Globetrotters in 1992, Mr. Jackson served as President and General Manager of Honeywell’s Telecommunications Business and as Corporate Officer and Senior Vice President of Honeywell, Inc. Mr. Jackson was a Founder and President of the Executive Leadership Council and has served on the Board of Directors of five Fortune 500 companies and has served on the Board of Governors for the American Red Cross, he is currently serving as Chairman of the Naismith Memorial Basketball Hall of Fame and was among 12 distinguished nominees for the Archbishop Desmond Tutu Award for Human Rights in recognition of his work in South Africa.
Philip A. Jones; director
Mr. Jones is on the advisory boards of Houston based Pros Revenue Management, Palladium Equity Partners, CNX Media and Transamerica Retirement. He is a board member of BMI (the licensing organization of the music and recording industry) and was its’ Chairman from 1997 to 2000. Mr. Jones retired from Meredith Broadcasting in 1997 after 18 years where he served as president from 1989 to 1997 and also served as chairman of the CBS Television Affiliates Board.

Richard B. Hirst; director
Mr. Hirst is Senior Vice President and General Counsel of Delta Airlines. He was formerly the Executive Vice President and Chief Legal Officer of KB Home. Prior to this, Mr. Hirst was Executive Vice President and General Counsel of Burger King Corporation. He also spent more than 15 years in legal and leadership roles in the airline industry, including serving as Senior Vice President, Corporate Affairs for Northwest Airlines and Vice President, General Counsel and Secretary at Continental Airlines. Mr. Hirst holds a BA in Government from Harvard College, as well as a JD from Harvard Law School.
Constantine “Deno” Macricostas; director
Mr. Macricostas is the Founder, Chairman, and the largest single shareholder of Photronics, Inc., the world’s largest supplier of photomasks, a key enabling technology in the semiconductor industry. Mr. Macrisostas is the Founder and Chairman of RagingWire Enterprise Solutions, Inc. (“RagingWire”). RagingWire provides highly custom and flexible IT solutions that accommodate the business needs of high-density, data-intensive enterprise companies. Mr. Macricostas has played important roles in other startup businesses: he was an early investor and board member of Nutmeg Federal Savings and Loan Association, Colonial Data Technologies Corporation and Orbit Semiconductor. He has received many awards including the Small Business Administration’s National Entrepreneurial Success Award, the High Tech Entrepreneur of the Year and the Eli Whitney Award for Excellence in Small Business Management and is listed in “Who’s Who in American Business.”
John O. Klinkenberg; Director
Mr. Klinkenberg provides consulting services in the area of internal audit and financial controls, Sarbanes-Oxley requirements and compliance, general controls reviews and accounting controls for JOK Consulting. He was the vice president of audit and security for Northwest Airlines, Inc. from 1991 to 2003 and held various other management level positions from 1973 to 1991 throughout the United States, England and Germany including Director of Finance and Administration. Mr. Klinkenberg has also served as a member of the Board of Directors of Compass 315, a member of the Audit Committee of Airline Reporting Corporation, a member of the Audit Committee of the Air Transport Association, chairman of the subcommittee of the US Government Research, Engineering and Development Advisory Committee to the U.S. Congress.
Douglas A. Lennick; Director
Mr. Lennick is the managing partner of the Lennick Aberman Group. He is legendary for his innovative approaches to developing high performance in individuals and organizations. Numerous Fortune 500 executives, most notably American Express CEO, Ken Chenault and Ameriprise Financial CEO, Jim Cracchiolo, rely on Mr. Lennick for his insights on enhancing leadership and organizational performance. Before founding the Lennick Aberman Group, Mr. Lennick was Executive Vice President – Advice and Retail Distribution for American Express Financial Advisors (AEFA). In that capacity, he led an organization of 17,000 field and corporate associates to unprecedented success. During Mr. Lennick’s prior positions, first as a district manager in Minneapolis and then manager of Saint Paul division, he helped his organizations set, and then break, national sales records.
Brian Weisenberger; Managing Director of Investment Strategy and Due Diligence
Mr. Weisenberger has been the Managing Director for CSD since 2008, a FINRA registered Investment Advisory firm focused on the distribution of income producing Alternative Investments to high net worth community. From 2005 to 2008, Mr. Weisenberger was with NFP Securities and worked as an AVP, Alternative Investments & Due Diligence. NFP Securities is a publically traded Independent Broker/Dealer. In this role Mr. Weisenberger managed both the Alternative Investment product line and was responsible for investment due diligence and review for all of NFP’s product lines. Before joining NFP Securities he served as Portfolio Manager for H.D. Vest Financial Services, an Independent Broker/Dealer, managing the firm’s fee based mutual fund portfolios since 2002. Mr. Weisenberger earned his undergraduate degree in Economics from the University of Texas at Austin. He holds his Series 24 principle license, Series 7 and 63 licenses, and is a CFA Charterholder.

Bradley J. Yerhot; Director of Real Estate
Mr. Yerhot has spent the last ten years in construction and development financing, finding ways to maximize values in a down market and preservation of Real Estate Owned. From 2007 to 2009, he was the Managing Partner of Legacy Construction Finance, LLC. From 1999 to 2007, he was Vice President and loan officer for Lakeland Construction Finance, LLC. Mr. Yerhot has extensive knowledge of every aspect of the construction and development process, and originated and managed portfolios of $150,000,000. Prior to construction and development financing, Mr. Yerhot spent five years with Wells Fargo Bank and TCF National Bank, in commercial and consumer finance. Mr. Yerhot’s responsibility with the firm will be to maintain the current real estate portfolio in the areas of entitlements and overall preservation, while looking at alternative ways to increase value.
Investment Committee
Todd A. Duckson
Mr. Duckson is a business attorney, certified public accountant and finance entrepreneur. He holds advanced degrees with academic honors in business and accounting and a juris doctorate in law. Duckson has been the founder of four community banks, a venture capital firm, a financial and tax firm and numerous other financial ventures. From 2003 to 2009 Mr. Duckson has practiced law as a capital partner at Hinshaw & Culbertson LLP, a national law firm. Prior thereto, he founded and managed Duckson-Carlson. Duckson-Carlson was named the 13th fastest growing company in Minnesota in 2001 and Mr. Duckson was named one of Minneapolis’ 40 brightest business leaders.
Timothy R. Redpath
Mr. Redpath was a co-founder of CSM, a registered investment advisor (2002), as well as CSD, a NASD licensed broker/dealer (2004). Prior to his involvement with these entities, during 2001 and 2002, Mr. Redpath served as a Senior Managing Director at Ion Capital Partners within Bear Stearns & Co., Inc., where he specialized in private banking and asset management for high net worth individuals. Mr. Redpath joined Bear Stearns from Prudential Securities Incorporated, serving as a Managing Director and Chief Administrative Officer of the Prudential Volpe Technology Group, Prudential’s technology investment banking and research group. Prior to that time he served as the Manager of the Prudential Private Client Group (San Francisco) which at that time constituted the largest private client practice in the firm. He graduated cum laude from the University of Minnesota in business and finance, and the Securities Industry Institute at the Wharton School of Business at the University of Pennsylvania.
Brian Weisenberger
Mr. Weisenberger has been the Managing Director for CSD since 2008, a FINRA registered Investment Advisory firm focused on the distribution of income producing Alternative Investments to high net worth community. From 2005 to 2008, Mr. Weisenberger was with NFP Securities and worked as an AVP, Alternative Investments & Due Diligence. NFP Securities is a publically traded Independent Broker/Dealer. In this role Mr. Weisenberger managed both the Alternative Investment product line and was responsible for investment due diligence and review for all of NFP’s product lines. Before joining NFP Securities he served as Portfolio Manager for H.D. Vest Financial Services, an Independent Broker/Dealer, managing the firm’s fee based mutual fund portfolios since 2002. Mr. Weisenberger earned his undergraduate degree in Economics from the University of Texas at Austin. He holds his Series 24 principle license, Series 7 and 63 licenses, and is a CFA Charterholder.
Christopher E. Clouser
Mr. Clouser is Chairman of the International Tennis Hall of Fame and Museum located in Newport, Rhode Island. He also serves of the Board of Directors of the Taste of the NFL, Transamerica Retirement, the Los Cabos Children’s Foundation, First Serve, Champions Cup Tennis/Mexico, Christopher Marketing Services, and the Clouser Family Foundation. Prior to his current activities, Clouser spent three years as Chairman of Griffin International Companies, and was President of the Association of Tennis Professionals, President of Burger King Brands, President and CEO of Preview Travel/Travelocity, CEO and Board member of the Minnesota Twins Major

League Baseball Club, Senior Vice President of Northwest Airlines, and Corporate Vice President of Hallmark Cards, Sprint, and Bell Atlantic. Mr. Clouser is also very active in, and founded, several charitable organizations.
Scott R. Carlson
From 2003 to 2009, Mr. Carlson was a partner at Hinshaw & Culbertson LLP, a national law firm. Mr. Carlson is an experienced businessman and attorney. He will oversee, along with outside counsel, all Fund legal matters including foreclosure litigation, securities issues and documenting investments. Mr. Carlson is a member of the Minnesota State Bar Association and the Hennepin County Bar Association. He was also a former member of the Minneapolis Long-Range Improvement Committee through appointment by Minneapolis Mayors Sharon Sayles Belton and R.T. Rybak.
John Klinkenberg
Mr. Klinkenberg provides consulting services in the area of internal audit and financial controls, Sarbanes-Oxley requirements and compliance, general controls reviews and accounting controls for JOK Consulting. He was the vice president of audit and security for Northwest Airlines, Inc. from 1991 to 2003 and held various other management level positions from 1973 to 1991 throughout the United States, England and Germany including Director of Finance and Administration. Mr. Klinkenberg has also served as a member of the Board of Directors of Compass 315, a member of the Audit Committee of Airline Reporting Corporation, a member of the Audit Committee of the Air Transport Association, chairman of the subcommittee of the US Government Research, Engineering and Development Advisory Committee to the U.S. Congress.
Mark Williams
Mr. Williams is Certified Public Accountant with over twenty-five years of experience in public and private accounting. His public accounting experience includes eight years with Price Waterhouse (now PricewaterhouseCoopers) (San Jose, CA), and over the last ten years with the firm of Ruzzo, Scholl & Murphy (Campbell, CA) providing financial and consulting services to private and public companies. In addition, he operated his own accounting firm for 5 years. Mr. Williams was the Chief Financial Officer for University Technology Ventures (Pleasanton, CA) a venture capital firm from 2000 – 2002. During this time Mr. Williams was involved in the formation of the firm and the raising of $109,000,000 in venture capital. Mr. Williams earned his Bachelor of Science in Accounting from San Jose State University. Mr Williams has served as Chief Financial Officer of Company since 2006.
Compliance with Section 16(a) of the Exchange Act
Not applicable.
Code of Ethics
We have adopted a written code of ethics that applies to our directors, executive officers, and employees. Our Code of Ethics is designed to deter wrongdoing and to promote:
i.	Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

ii.	Full, fair, accurate, timely, and understandable disclosure in reports and documents that Company files with, or submits to, the Securities and Exchange Commission and in other public communications made by the Company;

iii.	Compliance with applicable governmental laws, rules and regulations;

iv.	The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and

v.	Accountability for adherence to the code.

The Board of Directors will annually review and distribute the Code of Ethics and update as appropriate to ensure the highest level of ethical standards are maintained at the Company.
Corporate Governance: Nominating, Audit, and Compensation Committees
Board of Director Meetings
The Board of Directors of Company held six meetings in 2009. The Compensation and Nominating and Corporate Governance Committees of the Board each held one meeting, while the Audit Committee held two meetings. No Director attended less than 75% of the Board and Committee meetings on which such Director served.
Board of Director Committees
The Company has established separate nominating and corporate governance, audit, and compensation committees of the Board of Directors.
Audit and Compliance Committee
Mr. Klinkenberg is the chairman of the Audit Committee and is the designated “audit committee financial expert” and is “independent” as defined under New York Stock Exchange rules. Mr. Lennick has also been appointed as vice-chair of the Audit Committee.
Compensation Committee
Mr. Clouser is the chairman of the Compensation Committee. The Compensation Committee will review the compensation of the senior executives as well as the general compensation plans for all employees and directors. Mr. Jackson has also been appointed as vice-chair of the Compensation Committee.
Nominating and Corporate Governance Committee
Mr. Jones is chairman of the Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee will consider candidates recommended by voting security holders. The Nominating and Corporate Governance Committee does not have a formal procedure to be followed by a voting security holder who wishes to submit a candidate. Mr. Jones is currently recruiting other committee members.
Investment Committee
Mr. Duckson is the chairman of the Investment Committee and also consists of Timothy Redpath, Brian Weisenberger, Christopher Clouser, Scott Carlson, John Klinkenberg and Mark Williams. The Investment Committee is primarily responsible for approving investments and investment strategies. Mr. Duckson is currently recruiting additional committee members in addition to the existing members listed herein.

ITEM 11. EXECUTIVE COMPENSATION
Executive Officer Summary Compensation Table
The following table presents summary compensation for the named executive officers for years ended December 2006, 2007, 2008 and 2009:

				Option	Other	Total
Executive Officer:	Year	Salary	Bonus (1)	Awards	Comp.	Compensation
Michael Bozora (former President)	2009	—	—	—	—	—
	2008	250,000	—	—	—	(1)250,000
	2007	250,000	—	—	—	250,000
	2006	27,083	—	—	—	27,083

Timothy Redpath (Managing Director	2009	—	—	—	—	—
	2008	250,000	—	—	—	(1)250,000
	2007	250,000	—	—	—	250,000
	2006	27,803	—	—	—	27,803

Mark Williams (Chief Financial Officer)	2009	30,894	—	—	100,000	(2)130,894
	2008	94,295	—	—	33,205	(1)(2) 127,500
	2007	48,803	—	—	—	48,803
	2006	10,000	—	—	—	10,000

Todd Duckson (Chief Executive Officer)	2009	—	—	—	432,000	(3)432,000
	2008	—	—	—	52,000	(3)52,000
	2007	—	—	—	—	—
	2006	—	—	—	—	—

Christopher Clouser (Chairman)	2009	145,833	—	—	—	145,833
	2008	—	—	—	—	—
	2007	—	—	—	—	—
	2006	—	—	—	—	—

(1)	Other than discretionary bonuses granted by the Board at the request of the Compensation Committee, no executive is entitled to a cash bonus.

(2)	Mark Williams was also compensated by the related company Capital Solutions Monthly Income Fund, L.P. for services provided to that company in 2008 ($33,205) and in 2009 ($100,000).

(3)	Todd Duckson has an ownership interest in the investment manager of Capital Solutions Monthly Income Fund, L.P. (“Transactional Finance Fund Management, LLC”). The investment manager received fees for services rendered in 2008 and 2009. The fee is equal to 2% of the capital under management. The gross fees were $52,000 in 2008 and $432,000 in 2009.

Option Exercises and Option Vesting
The following table represents the option exercises and vesting of stock awards for the named executive officers during the year ended December 31, 2009:

Option Exercises and Stock Vested
	Option Awards			Stock Awards
	Number of shares			Number of shares
	acquired on	Value realized on		acquired on vesting	Value realized on
Name	exercise (#)	exercise ($)		(#)	vesting ($)
(a)	(b)	(c)		(d)	(e)
Michael Bozora	566,050	0	(1)	—	—
Timothy Redpath (Managing Director)	689,218	0	(1)	—	—
Mark Williams (Chief Financial Officer)	73,833	0	(1)	—	—

(1)	The options exercised were exercised at their fair market value resulting in no value received upon exercise. The option exercise price was $0.01625, which was also the fair market value of a common share of the Company at the time of exercise of the options.
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
The following table presents the outstanding equity stock option awards held by each of the named executive officers as of December 31, 2009:

				Equity
				Incentive
				Plan Awards:
	Number of		Number of	Number of
	Securities		Securities	Securities
	Underlying		Underlying	Underlying
	Options		Unexercised	Unexercised,	Option
	(#)		Options	Unearned Options	Exercise
	Exercisable		(#)	(#)	Price (2)	Option
Name	(4)		Unexercisable	of Securities	($)	Expiration Date
Michael W. Bozora (former director and executive officer)	984,434 (1	) (3)	—	—	$0.01625 (3)	01/01/2016
Timothy R. Redpath (Managing Director)	861,266 (1	) (3)	—	—	$0.01625 (3)	01/01/2016
Mark Williams (Chief Financial Officer)	—		—	—	—	—
Christopher Clouser (Chairman)	5,738,047		5,738,047	—	$0.01	08/01/2019

(1)	Represents the vested and unexercised portion of stock options granted January 1, 2006. Messrs. Bozora and Redpath, the former President and Chief Executive Officer of the Company, respectively, have been granted non-statutory stock options entitling them to purchase 1,476,651 common shares at an exercise price of $0.01625 per share. On December 3, 2008, by resolutions of the Board, the remaining unvested options to purchase 984,434 Common Shares held by Messrs. Bozora and Redpath were accelerated and all options relating to their stock option grants from January 1, 2006, with respect to their service as officers, became fully vested on such date. All of the stock options expire on the tenth anniversary of the date on which they were granted. Messrs. Bozora and Redpath also have been granted non-statutory stock options to acquire 73,833 Common Shares as directors with the same exercise price of $0.01625 per share. On December 3, 2008, by resolutions of the Board, the remaining unvested options to purchase 49,222 Common Shares held by Messrs. Bozora and Redpath were accelerated and all options relating to their stock option grants from January 1, 2006, with respect to their service as directors, became fully vested on such date. All of the stock options expire on the tenth anniversary of the date on which they were granted.

(2)	Represents the fair market value of the underlying Common Shares, on a per share basis, of the options.

(3)	On December 3, 2008, our Board and the holder of all the outstanding Common Shares of the Company approved a stock split of 12,305.427 for 1. These numbers have been adjusted for the stock split.

(4)	All options are for Series B Common Shares.
Director Compensation.
We have historically paid our non-employee directors a fee of $1,500 for each Board meeting attended (which amount includes and is not in addition to any committee meetings of the Board conducted on the same day as a meeting of the Board). Our Compensation Committee is currently reviewing director compensation and changes are expected.
The following table presents director compensation for the period ending December 31, 2009 (but excludes those directors who are named executive officers and whose compensation is shown in the Executive Compensation Table contained herein):

Change in Pension
Value and
				Non Equity	Nonqualified
	Fees Earned or Paid			Incentive Plan	Deferred	All Other	Total (Non-Option
Name	in Cash (1)	Stock Awards	Option Awards	Compensation	Compensation	Compensation	Award) Compensation
Christopher E. Clouser	—	—	—	—	—	—	—
Todd A. Duckson	—	—	—	—	—	—	—
Richard B. Hirst	—	—	—	—	—	—	—
Mannie Jackson	—	—	—	—	—	—	—
Philip A. Jones	—	—	—	—	—	—	—
Constantine “Deno” Macricostas	—	—	—	—	—	—	—
John O. Klinkenberg	—	—	—	—	—	—	—
Douglas A. Lennick	—	—	—	—	—	—	—
Timothy R. Redpath	—	—	—	—	—	—	—
Michael Bozora (2)	—	—	—	—	—	—	—
David Weild (2)	—	—	—	—	—	—	—
Al Williams (2)	—	—	—	—	—	—	—

Change in Pension
Value and
				Non Equity	Nonqualified
	Fees Earned or Paid			Incentive Plan	Deferred	All Other	Total (Non-Option
Name	in Cash (1)	Stock Awards	Option Awards	Compensation	Compensation	Compensation	Award) Compensation
Marie Jorajuria (2)	—	—	—	—	—	—	—
Mark Brosche (2)	—	—	—	—	—	—	—
Scott Carlson (2)	—	—	—	—	—	—	—

(1)	No directors were paid in 2009.

(2)	Not currently a member of the Company’s Board.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table sets forth, as of the original date hereof, certain information regarding beneficial ownership of both series of our Common Shares by (a) each person or group known by us to be the beneficial owner of more than 5% of our outstanding Common Shares, (b) each director and executive officer of ours owning or beneficially owning Common Shares, and (c) all directors and executive officers of ours as a group. Each shareholder named in the below table has sole voting and investment power with respect to our Common Shares shown in the table. Shares underlying any options or warrants included in the table may not be currently exercisable. The below figures do not reflect the Series B Common Shares that are underlying the Incentive Plan (for which no award grants have yet been made). For a description of our different series of common stock see “Description of Existing Capital Stock.”

				Percent of	Series A	Percent of
		Series B		Series B	Common Shares	Series A
		Common Shares		Common Shares	Beneficially Owned	Common Shares
Shareholder	Address	Beneficially Owned		(4)	(3)	(4)
Timothy Redpath (Managing Director)	21 Tamal Vista Blvd. Suite 230 Corte Madera, CA 94925	39,841,993	(1)	26.56%

Michael Bozora (former Officer and Director)	21 Tamal Vista Blvd. Suite 230 Corte Madera, CA 94925	39,841,993	(1)	26.56%

Charles Thompson	130 West Lake Street Wayzata, MN 55391	7,658,302	(2)	5.84%

Todd Duckson (Officer and Director)	4999 France Ave S Suite 248 Minneapolis, MN 55410	36,331,993	(5)	24.22%	1,000,000 (5)	100%

Christopher Clouser (Officer and Director)	4999 France Ave S Suite 248 Minneapolis, MN 55410	11,476,094	(6)	6.67%

Company Officers and Directors as a Group		127,015,979		84.68%	1,000,000	100%

(1)	CSM owns 76,583,018 Common Shares, of which 38,291,509 Common Shares are beneficially owned by each of Messrs. Bozora and Redpath, they each own 50% of Capital Solutions Associates, LLC, which, in turn, is the sole general partner and the 75% economic interest holder in CSM. This figure also includes 1,550,484 Common Shares underlying the stock options granted to each of Messrs. Bozora and Redpath, all of which are vested and exercisable by each of Messrs. Bozora and Redpath within 60 days. As of the original date hereof, Mr. Bozora exercised 566,050 of such options and Mr. Redpath exercised 689,218 of such options.

(2)	Charles T. Thompson owns 10% of economic interests in CSM which, in turn, owns 76,583,018 of Company’s Common Shares. The other 15% of the economic interests in CSM are owned by 12 individual investors, with no investor owning more than 3%. The remainder of the economic interests in CSM are owned by Capital Solutions Associates, LLC, and beneficially owned by Messrs. Bozora and Redpath.

(3)	Series A Common Shares are entitled to 7 votes for each Series B Common Share vote on all matters submitted to 2 votes of common shareholders.

(4)	All percent calculations are on a fully diluted basis.

(5)	On June 30, 2009, TF sold 100% of the membership interests of CS Fund General Partner, LLC to the Company in consideration for 36,331,993 Series B Common Shares and 1,000,000 Series A Common Shares. Mr. Duckson owns 100% of the outstanding membership interests of TF.

(6)	On August 1, 2009, Mr. Clouser executed an employment agreement granting him 11,476,094 stock options for Series B Common Shares whereby 50% vested immediately and 50% are vested when the Company raises $200,000,000.
Equity Compensation Plan Information
The following table provides information, as of the date hereof, with respect to its outstanding stock options. The Company has issued stock option awards under individual compensation “plans” as defined in Rule 402(a)(5)(ii) of regulations S-B of the Securities Act. Options issued under individual compensation plans and options to be issued under the Company’s Incentive Plan are and will be administered by the Compensation Committee under the supervision of the Board, which selects persons to receive awards and determines the number of options subject to each award and the terms, conditions, performance measures and other provisions of the awards. Our general policy is to grant stock options with an exercise price equal to the fair market value of a share at the date of grant.

Number of
	securities to be		Weighted-average
	issued upon		exercise price of
	exercise of		outstanding	Number of securities remaining available for future issuance
	outstanding options		options, warrants	under equity compensation plans
Plan Category	warrants and rights		and rights (4)	(excluding securities reflected in columns to the left)
Equity compensation plans approved by security holders (1)	—		—	4,500,000 (8)

Equity compensation plans not approved by security holders	15,167,726	(2)(3)(5)(6)(7)(8)	$0.0145 (5)	—

(1)	The stock options shown were issued under a “plan” as defined under Item 402(a)(5)(ii) of Regulation S-B under the Securities Act and no other securities are reserved for future issuance.

(2)	Timothy R. Redpath, in connection with his former role as our Chief Executive Officer, and Michael Bozora, in connection with his former role as our President, were each granted, on January 1, 2006, non-statutory stock options entitling each to purchase 1,476,651 Common Shares at an exercise price of $0.01625 per share. On December 3, 2008, by resolutions of the Board, the remaining unvested options to purchase 984,434 Common Shares held by Messrs. Bozora and Redpath were accelerated and all options relating to their stock option grants from January 1, 2006, with respect to their service as officers, became fully vested on such date. All of the stock options expire on the tenth anniversary of the date on which they were granted.

(3)	On January 1, 2006, Messrs. Bozora and Redpath, in their capacity as the original directors of the Company, were each granted options to purchase 73,833 Common Shares (with an exercise price of $0.01625 per share). On December 3, 2008, by resolutions of the Board, the remaining unvested options to purchase 49,222 Common Shares held by Messrs. Bozora and Redpath were accelerated and all options relating to their stock option grants from January 1, 2006, with respect to their service as directors, became fully vested on such date. All of the stock options expire on the tenth anniversary of the date on which they were granted.

(4)	Represents the fair market value of the underlying shares as of the grant date of the options.

(5)	On December 3, 2008, the Board and the holders of all the outstanding Common Shares of the Company approved a stock split of 12,305.427 for 1. The numbers in the table have been adjusted for the stock split.

(6)	On June 5, 2008, the Board granted non-statutory stock options to Messrs. Ammiro, Regalia, Alfred Williams and Brosche, entitling each of them to purchase 73,833 Common Shares at an exercise price of $0.01625 per share. Options to purchase 24,611 Common Shares vested immediately on such grant date and on December 3, 2008, by resolutions of the Board, the remaining unvested options to purchase 49,222 Common Shares held Messrs. Alfred Williams and Brosche were accelerated and all options relating to their stock option grants from June 5, 2008, in connection with their service as directors, became fully vested on such date. On November 13, 2008, Messrs. Ammiro and Regalia resigned as directors and the remaining 49,222 unvested stock options held by each of them were terminated and on December 3, 2008, the Board granted non-statutory stock options to Messrs. Ammiro and Regalia entitling each to purchase 49,222 Common Shares at an exercise price of $0.01625, and all such options vested immediately. All of the stock options expire on the tenth anniversary date of the date on which they were granted.

(7)	On December 3, 2008, the Board granted non-statutory stock options to Messrs. Weild, Mark Williams and Dobson and to Ms. Jorajuria, entitling each of them to purchase 73,833 Common Shares at an exercise price of $0.01625 per share. All of the stock options vested immediately. All of the stock options expire on the tenth anniversary of the date on which they were granted.

(8)	On August 1, 2009, Mr. Clouser executed an employment agreement granting him options whereby 50% vested immediately and 50% are vested when the Company raises $200,000,000 in debt or equity.

(9)	Represents Common Shares reserved for issuance upon exercise of stock options under the Company’s Incentive Plan.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Capital Solutions Management, L.P. (“CSM”). As of May 5, 2010, CSM owns 58.41% (fully diluted) of the outstanding Series B Common Stock of Company and Messrs. Redpath and Bozora each control 50% of Capital Solutions Associates, LLC which is the sole general partner and has sole control of CSM. Capital Solutions Associates, LLC also owns 75% of the limited partnership interests in CSM. Charles T. Thompson owns 10% of the limited partnership interest in Capital Solutions Management, L.P. The other 15% of the Limited Partnership interests in CSM are owned by 12 individual investors with no investor owning more than 3%.
The Fund. Messrs. Duckson, Bozora and Redpath, either individually or through companies they control, at various times, were affiliated with the Fund as managers, investment managers and officers of the general partner, in addition to Messrs. Redpath and Bozora being the former placement agent for the Fund. The Fund was also engaged in mezzanine real estate financing.
Transactional Finance, LLC (“TF”). TF owns 100% of the issued and outstanding Series A Common Stock and 27.71% (fully diluted) of the issued and outstanding Series B Common Stock. Mr. Duckson owns 100% of the issued and outstanding voting membership interests of TF and thereby is beneficially our controlling shareholder. TF also owns 100% of the issued and outstanding membership interests of Transactional Finance Fund Management, LLC who receives a 2% fee for managing the capital of the Fund.
Capital Solutions Distributors, LLC (“CSD”). Messrs. Redpath and Bozora own, either directly or beneficially, CSD which is a registered broker-dealer. CSD was the selling agent for the Fund. The placement agreement was terminated on June 30, 2009.

Chief Financial Officer and Secretary. Messrs. Mark Williams, our Chief Financial Officer, and Scott Carlson, Esq., our Secretary, also serve as financial and legal advisors, respectively, to, among others, CSM, TF and their affiliates, in circumstances where we need financial and accounting or legal advice on inter-company transactions, our chief financial officer and/or general counsel will have potential conflicts of interest. In addition, Mr. Duckson is a non-active partner in Mr. Carlson’s legal firm.
Related Transactions
Theodore Ammiro and Andrew Reglia, both former directors of ours, performed consulting services for us under a consulting agreement, dated November 2007, between us and Real Equity Solutions, Inc. (“RES”), a California corporation controlled by Mr. Ammiro, a former member of our Board of Directors. As of June 30, 2009, $209,741 had been paid pursuant to the consulting agreement which has been terminated. On October 28, 2009, RES purchased certain assets from the Company for $750,000.00.
Transactional Investment Management Fees
The Company may, in the event of a foreclosure, retain individual project property managers to oversee specific real estate projects, or developers or contractors to manage the building of the projects. These property managers, developers and/or contractors may be affiliated with the Company, and while rates will be negotiated on a case-by-case basis depending upon the extent and scope of the services required, there is a potential conflict of interest and the contract fees and arrangements may not be seen as arm’s-length.
Director “Independence”
Although we are not subject to the rules of any exchange, our Board of Directors has adopted NYSE Rule 303A.02 as its standard of “independence.” A Director will not be considered “independent” under this standard unless the Board affirmatively determines that the Director has no material relationship with us. In making this determination, the Board will broadly consider all facts and circumstances the Board deems relevant from the standpoint of the Director and from that of persons or organizations with which the Director has an affiliation. Material relationships can include commercial, industrial, banking, consulting, legal, accounting, charitable and familial relationships among others.
Under this standard, a Director is not independent if:
(i)	The director is, or has been within the last three years, an employee of the Company, or an immediate family member is, or has been within the last three years, an executive officer, of the Company.

(ii)	The director has received, or has an immediate family member who has received, during any twelve-month period within the last three years, more than $120,000 in direct compensation from the Company, other than director and committee fees and pension or other forms of deferred compensation for prior service (provided such compensation is not contingent in any way on continued service).

(iii)	(A) The director is a current partner or employee of a firm that is the Company’s internal or external auditor; (B) the director has an immediate family member who is a current partner of such a firm; (C) the director has an immediate family member who is a current employee of such a firm and personally works on the Company’s audit; or (D) the director or an immediate family member was within the last three years a partner or employee of such a firm and personally worked on the Company’s audit within that time.

(iv)	The director or an immediate family member is, or has been within the last three years, employed as an executive officer of another company where any of the Company’s present executive officers at the same time serves or served on that other company’s compensation committee.

(v)	The director is a current employee, or an immediate family member is a current executive officer, of another company that has made payments to, or received payments from, the Company for property or services in an amount which, in any of the last three fiscal years, exceeds the greater of $1 million, or 2% of such other company’s consolidated gross revenues.

The Board of Directors has determined that all Directors of Company, except Messrs. Duckson and Clouser, are “independent” Directors.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICE
     L.L. Bradford (“Bradford”), an independent certified public accounting firm, performed the audit of the Company’s consolidated financial statements for the fiscal years ending December 31, 2007, December 31, 2008 and December 31, 2009.
Fees Paid to the Independent Auditors
For the fiscal years ending December 31, 2009, December 31, 2008 and December 31, 2007, fees paid to Bradford by the Company consisted of the following:
     (1) Audit Fees. Aggregate audit fees billed to the Company by Bradford for the fiscal years ending December 31, 2009 and December 31, 2008 for review of the Company’s annual financial statements, and for services that are normally provided by Bradford in connection with statutory and regulatory filings and engagements for such fiscal years, totaled $79,636 and $38,000, respectively.
     (2) Audit-Related Fees. There were audit-related fees of $11,968 and $1,000 respectively billed to the Company by Bradford for the fiscal years ending December 31, 2009 and December 31, 2008.
     (3) Tax Fees. There were tax related fees of $3,750 and $0 billed to the Company by Bradford for the fiscal years ending December 31, 2009 and December 31, 2008 for tax compliance, tax advice, or tax planning services.
     (4) All Other Fees. There were other fees paid to Bradford of $6,195 and $0 for the fiscal years ending December 31, 2009 and December 31, 2008.
For the fiscal year 2009 the Audit Committee considered and deemed the services provided by Bradford compatible with maintaining each accountant’s independence. The Board and its Audit Committee have a policy that the Audit Committee shall approve all services described above in the discussion of fees paid to Bradford.
None of the hours expended on Bradford engagement to audit our financial statements for the fiscal years ending December 31, 2009 and December 31, 2008 were attributed to work performed by persons other than Bradford’s full-time permanent employees.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
Our Financial Statements are available on pages F-1 et seq., and included as part of this Form 10-K. A list of our Financial Statements is provided in response to Item 15 (Exhibits) of this Form 10-K and such Financial Statements are incorporated herein by reference.
The following exhibits are filed as part of this Form 10-K and this list includes the Exhibit Index:
Index to Exhibits

Exhibit No.	Description	Method of Filing
2.1	Membership Interest Purchase Agreement	Incorporated by reference to Exhibit 1.1 of the quarterly report on Form 10-Q dated August 14, 2009.

3.1	Articles of Incorporation of CS Financing Corporation	Incorporated by reference to Exhibit 3.1 of the registration statement on Form S-1 dated November 16, 2005.

3.12	Bylaws of CS Financing Corporation	Incorporated by reference to Exhibit 3.12 of the registration statement on Form S-1 dated November 16, 2005.

3.2	Second Amended and Restated Certificate of Incorporation	Incorporated by reference to Exhibit 3.1 of the current report on Form 8-K dated July 1, 2009.

4.1	Form of Indenture	Incorporated by reference to Exhibit 4.1 of the registration statement on Form S-1/A dated January 4, 2010.

4.2	Form of 5 Year Note	Incorporated by reference to Exhibit 4.2 of the registration statement on Form S-1/A dated January 4, 2010.

10.1	Termination Agreement by and between the Company and Hennessey Financial LLC dated December 4, 2008	Incorporated by reference to Exhibit 10.1 of the annual report on Form 10-K dated March 31, 2009.

10.2	Termination Agreement by and between the Company, Hennessey Financial LLC and Capital Solutions Monthly Income Fund, LP dated December 4, 2008	Incorporated by reference to Exhibit 10.2 of the annual report on Form 10-K dated March 31, 2009.

10.3	Director Nonqualified Stock Option Agreement with Michael Bozora dated January 1, 2006	Incorporated by reference to Exhibit 10.7 of the registration statement on Form S-1/A dated August 24, 2006.

10.4	Amendment to Director Nonqualified Stock Option Agreement with Michael Bozora dated December 3, 2008	Incorporated by reference to Exhibit 10.4 of the annual report on Form 10-K dated March 31, 2009.

Exhibit No.	Description	Method of Filing
10.5	Employee Nonqualified Stock Option Agreement with Michael Bozora dated January 1, 2006	Incorporated by reference to Exhibit 10.8 of the registration statement on Form S-1/A dated August 24, 2006.

10.6	Amendment to Employee Nonqualified Stock Option Agreement with Michael Bozora dated December 3, 2008	Incorporated by reference to Exhibit 10.6 of the annual report on Form 10-K dated March 31, 2009.

10.7	Director Nonqualified Stock Option Agreement with Timothy Redpath dated January 1, 2006	Incorporated by reference to Exhibit 10.5 of the registration statement on Form S-1/A dated August 24, 2006.

10.8	Amendment to Director Nonqualified Stock Option Agreement with Timothy Redpath dated December 3, 2008	Incorporated by reference to Exhibit 10.8 of the annual report on Form 10-K dated March 31, 2009.

10.9	Employee Nonqualified Stock Option Agreement with Timothy Redpath dated January 1, 2006	Incorporated by reference to Exhibit 10.6 of the registration statement on Form S-1/A dated August 24, 2006.

10.10	Amendment to Employee Nonqualified Stock Option Agreement with Timothy Redpath dated December 3, 2008	Incorporated by reference to Exhibit 10.10 of the annual report on Form 10-K dated March 31, 2009.

10.11	Director Nonqualified Stock Option Agreement with Marie Jorajuria dated December 3, 2008	Incorporated by reference to Exhibit 10.11 of the annual report on Form 10-K dated March 31, 2009.

10.12	Director Nonqualified Stock Option Agreement with David Weild dated December 3, 2008	Incorporated by reference to Exhibit 10.12 of the annual report on Form 10-K dated March 31, 2009.

10.13	Amendment to Director Nonqualified Stock Option Agreement for Dean Mark Brosche dated December 3, 2008	Incorporated by reference to Exhibit 10.13 of the annual report on Form 10-K dated March 31, 2009.

10.14	Amendment to Director Nonqualified Stock Option Agreement for Alfred Williams dated December 3, 2008	Incorporated by reference to Exhibit 10.14 of the annual report on Form 10-K dated March 31, 2009.

10.15	Employee Nonqualified Stock Option Agreement with Theodore Ammiro dated December 3, 2008	Incorporated by reference to Exhibit 10.15 of the annual report on Form 10-K dated March 31, 2009.

10.16	Employee Nonqualified Stock Option Agreement with Richard Dobson dated December 3, 2008	Incorporated by reference to Exhibit 10.16 of the annual report on Form 10-K dated March 31, 2009.

10.17	Employee Nonqualified Stock Option Agreement with Andrew Regalia dated December 3, 2008	Incorporated by reference to Exhibit 10.17 of the annual report on Form 10-K dated March 31, 2009.

10.18	Employee Nonqualified Stock Option Agreement with Mark Williams dated December 3, 2008	Incorporated by reference to Exhibit 10.18 of the annual report on Form 10-K dated March 31, 2009.

Exhibit No.	Description	Method of Filing
10.19	CS Financing Corporation 2008 Incentive Plan	Incorporated by reference to Exhibit 10.19 of the annual report on Form 10-K dated March 31, 2009.

10.20	Employment Agreement between the Company and Michael Bozora dated January 16, 2009	Incorporated by reference to Exhibit 10.22 of the current report on Form 8-K dated January 16, 2009.

10.21	Employment Agreement between the Company and Timothy Redpath dated January 16, 2009	Incorporated by reference to Exhibit 10.23 of the current report on Form 8-K dated January 16, 2009.

10.22	Professional Services Agreement between the Company and Mark Williams	Incorporated by reference to Exhibit 10.18 of the registration statement on Form S-1/A dated June 5, 2008.

10.23	Consulting Agreement between the Company and The National Research Exchange, Inc. dated August 1, 2008	Incorporated by reference to Exhibit 10.23 of the annual report on Form 10-K dated March 31, 2009.

10.24	Addendum to Employment Agreement between Company and Michael Bozora	Incorporated by reference to Exhibit 10.24 of the annual report on Form 10-K dated March 31, 2009.

10.25	Addendum to Employment Agreement between Company and Timothy Redpath	Incorporated by reference to Exhibit 10.25 of the annual report on Form 10-K dated March 31, 2009.

10.26	Employment Agreement with Christopher Clouser	Incorporated by reference to Exhibit 10.26 of the current report on Form S-1 dated November 23, 2009.

10.27	Consulting Agreement with Real Equity Solutions, Inc.	Incorporated by reference to Exhibit 10.13 of the annual report on Form 10-K dated March 31, 2008.

14	Code of Ethics	Incorporated by reference to Exhibit 14 of the quarterly report on Form 10-KSB dated March 31, 2008.

16	Change in Certifying Accountant	Incorporated by reference to Exhibit 16.1 of the quarterly report on Form 10-Q dated March 11, 2007.

21	Subsidiaries of the Registrant	Incorporated by reference to Exhibit 21 of the registration statement on Form S-1 dated November 23, 2009.

23	Consent of US Bank	Incorporated by reference to Exhibit 23.1 of the registration statement on Form S-1 dated November 23, 2009.

Exhibit No.	Description	Method of Filing
23.3	Consent of DC Law Chartered	Incorporated by reference to Exhibit 23.3 of the registration statement on Form S-1 dated November 23, 2009.

24	Power of Attorney	Incorporated by reference to Exhibit 24 of the registration statement on Form S-1 dated November 23, 2009.

31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 15d	Filed herewith.

32	Certification pursuant to Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code	Filed herewith.

SIGNATURES

TRUE NORTH FINANCE CORPORATION
By:	/s/ Todd A. Duckson
TODD A. DUCKSON
Chief Executive Officer, Treasurer, Secretary, Director (Principal Executive Officer) Dated: May 28, 2010

By:	/s/ Mark Williams
MARK WILLIAMS
Chief Financial Officer (Principal Financial And Accounting Officer) Dated: May 28, 2010

     In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. Each director of the registrant whose signature appears below hereby appoints Todd A. Duckson and Mark Williams, and each of them severally, as his attorney-in-fact, to sign in his name and on his behalf, as a director of registrant, and to file with the Commission any and all amendments to this report on Form 10-K.

Dated:
/s/ Todd A. Duckson	Chief Executive Officer,	May 28, 2010
TODD A. DUCKSON	Treasurer, Secretary, Director

/s/ Christopher E. Clouser	Director	May 28, 2010
CHRISTOPHER E. CLOUSER

/s/ Philip A. Jones	Director	May 28, 2010
PHILIP A. JONES

/s/ Constantine Macricostas	Director	May 28, 2010
CONSTANTINE MACRICOSTAS

/s/ John O. Klinkenberg	Director	May 28, 2010
JOHN O. KLINKENBERG

FINANCIAL STATEMENTS
TRUE NORTH FINANCE CORPORATION
(FORMERLY CS FUND GENERAL PARTNER, LLC)
FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND DECEMBER 31, 2008
(With Independent Auditor’s Report Thereon)

FINANCIAL SECTION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and
Stockholders of True North Finance Corporation (formerly CS Fund General Partner, LLC)
We have audited the accompanying balance sheets of True North Finance Corporation (formerly CS Fund General Partner, LLC) as of December 31, 2009 and 2008, and the related statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2009. True North Finance Corporation’s (formerly CS Fund General Partner, LLC) management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of True North Finance Corporation (formerly CS Fund General Partner, LLC) as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s current liabilities exceed current assets and has incurred recurring losses, all of which raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ L.L. Bradford & Company, LLC
L.L. Bradford & Company, LLC May 24, 2010 Las Vegas, Nevada

TRUE NORTH FINANCE CORPORATION
(FORMERLY CS FUND GENERAL PARTNER, LLC)
BALANCE SHEETS

	December 31, 2009	December 31, 2008
ASSETS
CURRENT ASSETS
Cash	$69,220	$—
Interest receivable	3,798	—
Other current assets	70,559	—

Total current assets	143,577	—

Property and equipment	128,460	—
Investments in notes receivable net of allowance of $1,643,485 as of December 31, 2009	1,250,000	—
Investments in notes receivable, related party, net of allowance of $0 as of December 31, 2009	171,489
Investments in real estate loans, net of allowance of $0 as of December 31, 2009	6,426,000	—
Real estate held for sale	39,540,000	—
Deposits and other assets	$1,112,768	—

Total assets	$48,772,294	—

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$1,056,922	$—
Accounts payable, related party	59,464	—
Current portion of notes payable	60,782,223	—
Current portion of notes payable, related party	1,300,000	—
Other current liabilities, related party	538,784	—
Other current liabilities	7,934,675	—

Total current liabilities	71,672,068	—

LONG TERM LIABILITIES
Notes payable	9,930,000	—
Notes payable, related party	628,000	—

Total liabilities commitments and contingencies	82,230,068	—

STOCKHOLDERS’ DEFICIT
Preferred stock, $1,000 stated value, 50,000 shares authorized; 35,473 shares issued and outstanding	16,700,298	—
Common stock (Series A), $.01 par value, 1,000,000 shares authorized; 1,000,000 shares issued and outstanding	10,000	10,000
Common stock (Series B), $.01 par value, 150,000,000 shares authorized; 67,354,092 and 36,331,993 shares issued and outstanding at December 31, 2009 and December 31, 2008, respectively	673,541	363,320
Additional paid-in capital	41,687	—
Accumulated (deficit)	(46,951,058)	(373,320)

Total True North Finance Corporation stockholders’ deficit	(29,525,532)	—
Noncontrolling interests	(3,932,242)	—

Total stockholders’ deficit	(33,457,774)	—

Total liabilities and stockholders’ deficit	$48,772,294	$—

See Accompanying Notes to Financial Statements

TRUE NORTH FINANCE CORPORATION
(FORMERLY CS FUND GENERAL PARTNER, LLC)
STATEMENTS OF OPERATIONS

	December 31, 2009	December 31, 2008
INTEREST AND FEE INCOME

Interest and fee income	$100,550	$—
Interest and fee income, related party	37,458	—

	138,008	—

OPERATING EXPENSES
Insurance	53,325	—
Payroll	228,699	—
Professional fees	236,090	—
Interest expense	5,043,160	—
Interest expense, related party	80,834
Provision for doubtful accounts	6,609,273	—
Other expense	3,279,024
Other expense, related party	1,279,864	—

Total operating expenses	16,810,269	—

Loss from operations	(16,672,261)	—

INCOME (LOSS) FROM REAL ESTATE HELD FOR SALE
Income related to real estate held for sale	233,054	—
Expenses related to real estate held for sale	(232,750)	—
Write-downs on real estate held for sale	(29,890,000)	—

Total loss from real estate held for sale	(29,889,696)	—

Loss before provision for income taxes	(46,561,957)	—

Deferred income tax benefit	—	—

Net loss	(46,561,957)	—
Net loss attributable to noncontrolling interests	7,667,596	—

Net loss attributable to True North	$(38,894,361)	$—

Loss per share:
Basic and diluted attributable to True North Stockholders	$(0.73)	$—

Weighted average basic and diluted shares outstanding	52,970,531	37,331,993

See Accompanying Notes to Financial Statements

TRUE NORTH FINANCE CORPORATION
(FORMERLY CS FUND GENERAL PARTNER, LLC)
STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Preferred Stock		Common Stock
								Total
					Additional		Non-	Stockholders’
		Preferred		Common	Paid-in		controlling	Equity
	Shares	Stock	Shares	Stock	Capital	Accum. Deficit	interests	(Deficit)
	(000’s)	($000’s)	(000’s)	($000’s)	($000’s)	($000’s)	($000’s)	($000’s)
BALANCES, Dec. 31, 2008	—	$—	37,332	$373	$—	$(373)	$—	$—

Common shares issued in Merger June 30, 2009	—		31,022	310		(7,684)		(7,374)

Preferred shares issued in Merger June 30, 2009	36	17,119						17,119

Preferred shares cancelled	(1)	(419)						(419)

Non-controlling interest acquired in Merger June 30, 2009							4,196	4,196

Conversion of non- controlling interest into Series 1 Notes Payable in July 2009							(460)	(460)

Stock options granted in July of 2009					42			42

Net Loss for the year ended December 31, 2009						(38,894)	(7,668)	(46,562)

BALANCES, Dec. 31, 2009	35	$16,700	68,354	$683	$42	$(46,951)	$(3,932)	$(33,458)

See Accompanying Notes to Financial Statements

TRUE NORTH FINANCE CORPORATION
(FORMERLY CS FUND GENERAL PARTNER, LLC)
STATEMENT OF CASH FLOWS

	December 31, 2009	December 31, 2008
Cash flows from operating activities:
Net loss	$(46,561,957)	$—
Adjustments to reconcile net loss to net cash used by operating activities:
Depreication	7,561	—
Amortization of debt fees	44,691	—
Amortization of prepaid expenses	2,000
Provision for doubtful accounts	6,609,273	—
Stock based compensation	41,687
Real estate impairment	29,890,000	—
Changes in operating assets and liabilities:		—
Interest receivable	468,475	—
Other current assets	(7,970)	—
Deposits and other assets	(604,275)	—
Accounts payable and accrued liabilities	(62,837)	—
Accrued interest	3,222,200	—

Net cash used by operating activities	(6,951,152)	—

Cash flows from investing activities:
Proceeds from investments	3,451,711	—
Purchase of fixed assets	(81,960)	—
Cash acquired through merger transaction	413,526	—

Net cash used by investing activities	3,783,277	—

Cash flows from financing activities:
Proceeds from Notes Payable	3,373,455	—
Principal payments on capital lease obligations	(1,475)	—
Principal payments on note payable	(134,885)	—

Net cash provided by financing activities	3,237,095	—

Net change in cash and cash equivalents	69,220	—
Cash and cash equivalents, beginning of period	$—	$—

Cash and cash equivalents, end of period	$69,220	$—

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,667,547	$—

Cash paid for income taxes	$—	$—

Supplemental disclosure of non-cash investing and financing activities
Assets acquired in merger	$88,896,106	$—
Less liabilities assumed	(74,954,068)	—

Net assets acquired	$13,942,038	$—

Conversion of noncontrolling interests to Notes Payable Series 1	$460,419	$—

See Accompanying Notes to Financial Statements

TRUE NORTH FINANCE CORPORATION
(FORMERLY CS FUND GENERAL PARTNER, LLC)
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
     Reverse Acquisition Accounting
CS Fund General Partner, LLC became a wholly owned subsidiary of True North Finance Corporation pursuant to a merger on June 30, 2009. Under the purchase method of accounting in a business combination effected through an exchange of equity interests, the entity that issues the equity interests is generally the acquiring entity. In some business combinations (commonly referred to as reverse acquisitions), however, the acquired entity issues the equity interests. FASB ASC 805-10, “Business Combinations” requires consideration of the facts and circumstances surrounding a business combination that generally involve the relative ownership and control of the entity by each of the parties subsequent to the merger. Based on a review of these factors, the June 2009 merger with CS Fund General Partner, LLC (“the Merger”) was accounted for as a reverse acquisition (i.e. True North Finance Corporation was considered as the acquired company and CS Fund General Partner, LLC was considered as the acquiring company). As a result, True North Finance Corporation’s assets and liabilities as of June 30, 2009, the date of the Merger closing, have been incorporated into CS Fund General Partner, LLC’s balance sheet based on the fair values of the net assets acquired, which equaled the consideration paid for the acquisition. FASB ASC 805-10 also requires an allocation of the acquisition consideration to individual assets and liabilities including tangible assets, and financial assets. Further, the Company’s operating results (post Merger) include CS Fund General Partner, LLC’s operating results prior to the date of closing and the results of the combined entity following the closing of the Merger. Although CS Fund General Partner, LLC was considered the acquiring entity for accounting purposes, the Merger was structured so that CS Fund General Partner, LLC became a wholly owned subsidiary of True North Finance Corporation.
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
CS Fund General Partner, LLC is the general partner of Capital Solutions Monthly Income Fund. The investment in Capital Solutions Monthly Income Fund, LP is reflected on the balance sheet as “Non-controlling interest of $3,932,242” as of December 31, 2009.
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
     Revenue Recognition
Interest on our investments in notes receivable is recognized as revenue when earned according to the terms of the loans, using the effective interest method. We do not accrue interest income on loans once they are determined to be non-performing. A loan is considered non-performing: (1) when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement; or (2) when the payment of interest is 90 days past due.
Cash receipts will be allocated to interest income, except when such payments are specifically designated by the terms of the loan as principal reduction or when management does not believe our investment in the loan is fully recoverable.
     Investments in Real Estate Loans
We may from time to time acquire or sell investments from or to our manager or other related parties without a premium. The primary purpose is to either free up capital to provide liquidity for various reasons, such as loan diversification, or place excess capital in investments to maximize the use of our capital. Selling or buying loans allows us to diversify our loan portfolio within these parameters. Due to the short-term nature of the loans we make and the similarity of interest rates in loans we normally would invest in, the fair value of a loan typically approximates its carrying value. Accordingly, discounts or premiums typically do not apply upon sales of loans and therefore, generally no gain or loss is recorded on these transactions, regardless of whether to a related or unrelated party.
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
The Company considers a loan to be impaired when, based upon current information and events, it believes it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. The Company’s impaired loans include troubled debt restructuring, and performing and non-performing loans in which full payment of principal or interest is not expected. The Company calculates an allowance required for impaired loans based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or at the loan’s observable market price of the fair value of its collateral.
Loans that have been modified from their original terms are evaluated to determine if the loan meets the definition of a Troubled Debt Restructuring (“TDR”). When the Company modifies the terms of an existing loan that is considered a TDR, it is considered performing as long as it is in compliance with the modified terms of the loan agreement. If the modification calls for deferred interest, it is recorded as interest income as cash is collected.
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
     Fair Value Disclosures
As of December 31, 2009, we had no assets or liabilities utilizing Level 1 or Level 2 inputs and assets and liabilities utilizing Level 3 inputs included investments in real estate loans, unsecured borrowings.
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

NOTE 1 — Nature of Operations and Summary of Significant Accounting Policies (cont.)
The following table presents the valuation of our financial assets and liabilities as of December 31, 2009, measured at fair value on a recurring basis by input levels:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in
	Active Markets For	Significant Other	Significant		Carrying Value on
	Identical Assets	Observable Inputs	Unobservable Inputs	Balance at	Balance Sheet at
	(Level 1)	(Level 2)	(Level 3)	12/31/2009	12/31/2009
Assets
Investment in real estate held for sale	$—	$—	$39,540,000	$39,540,000	$39,540,000
Investments in notes receivable	$—	$—	$1,421,489	$1,421,489	$1,421,489
Investments in real estate loans	$—	$—	$6,426,000	6,426,000	6,426,000
Liabilities
Notes payable	$—	$—	$72,090,223	$72,090,223	$72,090,223
The following table presents the changes in our financial assets and liabilities that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) from June 30, 2009 to December 31, 2009:

	Assets
	Investment in	Investment in notes	Investments in real estate
	real estate held for sale	receivable	loans
Balance on June 30, 2009	$59,418,218	$10,563,001	$6,426,000
Change in temporary valuation adjustment included in net loss
Increase in allowance for loan losses		(663,735)	—
Impairment on assets	(29,890,000)	—	—
Sales, pay downs and reduction of assets	(988,218)
Proceeds from investments	—	(765,282)	—
Transfer to Level 1	—	—	—
Transfer from Level 2	11,000,000	—	—

Balance on December 31, 2009, net of temporary valuation adjustment	$39,540,000	$1,421,489	$6,426,000

Liabilities
Notes Payable
Balance on June 30, 2009	$69,038,021
Increase in Series 1 Notes Payable	3,152,041
Increase in Bond Payable	628,000

Principal payments on notes payable	(177,839))

Transfer to Level 1	—
Transfer to Level 2	—

Balance on December 31, 2009, net of temporary valuation adjustment	$72,640,223

NOTE 1 — Nature of Operations and Summary of Significant Accounting Policies (cont.)
     Stock Based Compensation
The Company applies Generally Accepted Accounting Principles (GAAP) for all compensation related to stock, options, or warrants. GAAP requires the recognition of compensation cost using a fair value based method whereby compensation is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. The Company uses the Black-Scholes pricing model to calculate the fair value of options and warrants issued to employees and non-employees. Stock issued for compensation is valued using the market price of the stock on the date of the related agreement.
     Real Estate Held for Sale
Real estate held for sale includes real estate acquired through purchases and foreclosure and will be carried at the lower of the recorded amount, inclusive of any senior indebtedness, or the property’s estimated fair value, less estimated costs to sell, with fair value based upon appraisals and knowledge of local market conditions. The carrying values of real estate held for sale are assessed on a regular basis from updated appraisals, comparable sales values or purchase offers. Third party appraisals are obtained annually. Impairment losses are recorded if the third party appraisals are less than the net recorded value.
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
     Classification of Operating Results from Real Estate Held for Sale
U.S. GAAP generally requires operating results from long lived assets held for sale to be classified as discontinued operations as a separately stated component of net income. Our operations related to real estate held for sale are separately identified in the accompanying consolidated statements of income.
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
In January 2010, the FASB issued ASU No. 2010-06 regarding fair value measurements and disclosures and improvement in the disclosure about fair value measurements. This ASU requires additional disclosures regarding significant transfers in and out of Levels 1 and 2 of fair value measurements, including a description of the reasons for the transfers. Further, this ASU requires additional disclosures for the activity in Level 3 fair value measurements, requiring presentation of information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements. This ASU is effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. We are currently evaluating the impact of this ASU; however, we do not expect the adoption of this ASU to have a material impact on our consolidated financial statements.
In February 2010, the FASB issued ASU No. 2010-09 regarding subsequent events and amendments to certain recognition and disclosure requirements. Under this ASU, a public company that is a SEC filer, as defined, is not required to disclose the date through which subsequent events have been evaluated. This ASU is effective upon the issuance of this ASU. The adoption of this ASU did not have a material impact on our consolidated financial statements.
In April 2010, the FASB issued ASU No. 2010-18 regarding improving comparability by eliminating diversity in practice about the treatment of modifications of loans accounted for within pools under Subtopic 310-30 — Receivable — Loans and Debt Securities Acquired with Deteriorated Credit Quality (“Subtopic 310-30”). Furthermore, the amendments clarify guidance about maintaining the integrity of a pool as the unit of accounting for acquired loans with credit deterioration. Loans accounted for individually under Subtopic 310-30 continue to be subject to the troubled debt restructuring accounting provisions within Subtopic 310-40, Receivables—Troubled Debt Restructurings by Creditors. The amendments in this Update are effective for modifications of loans accounted for within pools under Subtopic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010. The amendments are to be applied prospectively. Early adoption is permitted. We are currently evaluating the impact of this ASU; however, we do not expect the adoption of this ASU to have a material impact on our consolidated financial statements.

NOTE 2 — Going Concern and Management’s Plan of Action
The Company’s financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has experienced losses from operations during the last year that raise substantial doubt as to its ability to continue as a going concern. The Company’s ability to continue as a going concern is contingent upon its ability to obtain the capital necessary to attain profitable operations, devising a management plan to develop a profitable operation and lowering the level of problem assets to an acceptable level and meeting current working capital requirements.
In this regard, management has developed a capital plan, which includes, but is not limited to: (1) Raising capital through the Company’s Bond offering which we anticipate will occur in 2010. (2) Selling real estate currently held by the Company. (3) Raising capital through secured mortgages on real estate currently held by the Company. (4) Utilize the option obtained on the first mortgage of Cape Haze Marina property and foreclosing on subordinate lien holders and thus reducing approximately $6,000,000 of debt currently on the Company’s books.
The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.
NOTE 3 — Business Combination
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
Certain limited partners indicated an interest in converting their limited partner interests to Series 1 Notes. Accordingly, they did not receive preferred stock and remained as limited partners on June 30, 2009. They are reflected on the balance sheet as non-controlling interests. As of December 31, 2009, certain limited partners had not completed the conversion of their limited partner interests to Series 1 Notes. These partners are reflected on the balance sheet as “non-controlling interests” totaling ($3,932,242) as of December 31, 2009. As a result of these transactions, the Company controls Capital Solutions Monthly Income Fund, L.P and True North Finance Corporation.
As a result of accounting for the Merger as a reverse acquisition, True North Finance Corporation’s assets and liabilities and Capital Solutions Monthly Income Fund, L.P.’s assets and liabilities as of June 30, 2009, the closing date of the Merger, have been incorporated into CS Fund General Partner, LLC’s balance sheet based on the fair values of the net assets acquired, which equaled the consideration paid for the acquisition. FASB ASC 805-10 requires an allocation of the acquisition consideration to the individual assets and liabilities. Further, the Company’s operating results (post-Merger) include CS Fund General Partner, LLC operating results prior to the date of the closing and the results of the combined entity following the closing of the Merger. Although CS Fund General Partner, LLC was considered the acquiring entity for accounting purposes, the Merger was structured so that CS Fund General Partner, LLC became a wholly owned subsidiary of True North Finance Corporation.
Assets and liabilities acquired in the Merger are summarized as follows:
•	True North Finance Corporation
•	Notes receivable — $2,068,485 and accrued interest of $349,273 in connection with loans issued in 2008 and 2009 secured by real estate located in California near San Francisco.

•	Real estate located in Maricopa County, AZ (79 acres) valued at $7,000,000. This property is subject to a mortgage of $7,000,000 which matures on August 1, 2012 and bears an interest rate of 10%.

•	Real estate located in Lloyd Harbor, NY (16 acres) valued at $4,000,000. This property is subject to a mortgage of $4,000,000 which matures on June 16, 2013 and bears an interest rate of 10%.

•	Five Year Notes-Series A (“Notes”) issued pursuant to a registration statement on Form S-1 (the “Registration Statement”). The Notes issued bear interest at a fixed rate (calculated based upon a 360-day year) of ten percent (10%). Interest is payable monthly with the first interest payment commencing thirty (30) days from issuance. Total Notes liability acquired was $9,930,000.
•	Capital Solutions Monthly Income Fund, L.P.
•	Cash of approximately $400,000.

•	Various real estate investments located in the Midwestern United States valued at $7,100,000.

•	Various real estate investments located in Florida valued at $50,043,000. The real estate acquired is subject to senior debt of $21,687,766.

•	Investment in notes receivable equal to $6,944,514 (unsecured).

•	Deposits in escrow and other receivables of $759,890.

•	Investments in real estate loans valued at $6,426,000.

NOTE 3 — Business Combination (cont.)
The following table summarizes the acquisition purchase price and the allocation to the assets acquired and liabilities assumed in connection with the acquisitions:

	True North	Capital Solutions
	Financing	Monthly Income
	Corporation	Fund, LP	Total
Current assets
Cash	$3,516	$410,010	$413,526
Accounts receivable	—	15,470	15,470
Inventories	—	22,385	22,385
Interest receivables	349,273	123,000	472,273
Other current assets	26,734	—	26,734

Total current assets	379,523	570,865	950,388

Other assets
Property and equipment	26,061	28,000	54,061
Investments in note receivable	2,068,486	9,413,987	11,482,473
Investments in real estate loans	—	6,426,000	6,426,000
Investments in real estate	11,000,000	58,430,000	69,430,000
Other assets	553,184	—	553,184

Total other assets	13,647,731	74,297,987	87,945,718

Total assets acquired	$14,027,254	$74,868,852	$88,896,106

Current liabilites	$469,282	$5,542,077	$6,011,359
Long term liabilities	20,931,475	48,011,234	68,942,709

Total liabilities assumed	$21,400,757	$53,553,311	$74,954,068

Total (assets in excess of liabilities)			$13,942,038

A reconciliation of consideration paid to the allocation of the purchase price to specific assets and liabilities is as follows:

Fair value of preferred stock issued			$17,119,769
Fair value of common stock issued			(7,373,503)
Non-controlling interests			4,195,772

			$13,942,038

The following represents the unaudited proforma combined results of operations of the Merger as if the Merger had occurred as of January 1, 2008:

	For the Year	For the Year
	Ended December 31,	Ended December
Unaudited proforma information:	2009	31, 2008
Revenue	$812,567	$3,199,428
Net income (loss)	$(42,610,984)	$(9,636,356)
Basic and diluted earnings per share	$(0.62)	$(0.14)
Weighted average basic and diluted shares outstanding	68,354,092	68,354,092

NOTE 4 — Investments in Notes Receivable
Investments in Notes receivable consist of the following as of December 31, 2009:

	As of December 31, 2009
		Allowance	Balance, net of
	Balance	for loan losses	allowance
The Company acquired a note receivable secured by residential property	$900,000	$—	$900,000

Note receivable to a related party (our controlling shareholder) bearing interest at 6%, unsecured with the entire unpaid balance of principal and interest due upon demand	171,488	—	171,488

The Company acquired from a related party a discounted unsecured loan portfolio. As of 12/31/09 the loan was considered non-performing (i.e., based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement or when the payment of interest is 90 days past due). We will recognize a gain under the cost recovery method	300,000	—	300,000

The Company acquired from a related party a discounted loan portfolio bearing an interest rate of 23.25% , secured by personal property with interest and principal payable in monthly installments of $15,000, with a maturity date of February 13, 2010	50,000	—	50,000

The Company issued secured notes receivable to RES. The notes were secured by real estate in Northern California. RES is controlled by former directors of True North. As of December 31, 2009, this note was the subject of litigation and was delinquent. Accordingly, we have reserved the entire amount of the note receivable	979,750	979,750	—

	$2,404,239	$979,750	$1,421,489

NOTE 5 — Investment in Real Estate Loans
The Company has two investments in real estate loans as of December 31, 2009. The borrower has defaulted on these loans and the company is pursuing action to acquire the two properties through foreclosure. Accordingly, the Company has not accrued interest income on these loans. The book value is equal to fair value of the real estate secured by these loans.
Investments in Real Estate Loans consist of the following as of December 31, 2009:

		Allowance for	Balance, net of
	Balance	loan losses	allowance

Gulf Lakes (Florida)	$5,600,000	—	$5,600,000
SLP of Spring Lake Garden (Minnesota)	826,000	—	826,000

	$6,426,000	—	$6,426,000

NOTE 6 — Real Estate Held for Sale
At December 31, 2009, we held 8 properties with a total carrying value of approximately $39.5 million and recorded as investments in real estate held for sale. Our investments in real estate held for sale are accounted for at the lower of cost or fair value less costs to sell with fair value based on appraisals and knowledge of local market conditions. It is our intent to hold the marina property and maximize our investment. However, it is not our intent to invest in or own real estate as a long term investment. We seek to sell our properties held for sale as quickly as possible taking into account current economic conditions. Set forth below is a summary of investments in real estate held for sale during the year ended December 31, 2009.

	Assets Acquired	2009 Impairment
	in June 30, 2009	on Real Estate Held	Balance as of		Senior Debt
	Acquisition	for Sale	December 31, 2009		Balance

(1) Marina at Cape Haze, LLC	$46,000,000	$(18,800,000)	$27,200,000	*	$15,660,115
(2) Village of Lloyd Harbor	4,000,000	—	4,000,000	*	4,000,000
(3) Hidden Canyon	7,000,000	—	7,000,000	*	7,000,000
(4) Oak Vista LLC	1,530,000	(1,530,000)	—		—
(5) SLP of Spring Lake Garden, LLC	1,050,000	—	1,050,000		—
(6) Reserve at Royal Oaks, LLC	250,000	(125,000)	125,000		—
(7) Wrights Crossing, LLC	200,000	(35,000)	165,000		—
(8) The Wave	5,000,000	(5,000,000)	—		—

	$65,030,000	$(25,490,000)	$39,540,000		$26,660,115

*	These properties are subject to senior debt which is currently delinquent. The Company is at risk of losing these properties to foreclosure if the senior debt is not brought current. M&I Bank, the senior lender on the Marina at Cape Haze property has begun foreclosure proceedings. We are working with M&I Bank to avoid the continuation of the foreclosure.

(1)	Marina at Cape Haze LLC – An operating marina located on an overall area of approximately 37.75 acres of property. The property is divided into two sub-tracts. Sub-tract A has a boat storage building which contains 30,340 square feet of gross building area. The Cabana/Recreational hall contains 1,493 square feet of gross building area. The sub-tract contains 106 wet slips and 200 dry slips. Subtract B has a shell building which is a commercial sales office building containing 1,560 square feet of gross building area. As of 12/31/09 we have evaluated the carrying value of the property based on an updated appraisal obtained January 25, 2010. It is our intention to hold this property and develop it in order to maximize our investment. See Note 12 regarding pending litigation in connection with this property.

(2)	Village of Lloyd Harbor – Approximately 17.6 acres of vacant land. The parcel contains roughly 700 feet of water frontage on Long Island Sound. The property is currently in the platting process to be subdivided into two separate lots to take advantage of its prime beachfront location. As of 12/31/09 we have evaluated the carrying value of the property based on an updated appraisal obtained January 26, 2010.

(3)	Hidden Canyon – A 53 lot residential subdivision in Cave Creek, AZ. In April 2010, this property transferred to the lienholder in full payment of the amount owed. Accordingly, the book value as of December 31, 2009 was equal to the liability at December 31, 2009 of $7,291,667.

(4)	Oak Vista Property – Approximately 2.34 acres of vacant land intended to be held for future development. As of 12/31/09 we have evaluated the carrying value of the property based on an updated appraisal obtained February 4, 2010. See Note 12 regarding pending litigation in connection with this property.

(5)	SLP of Spring Lake Garden, LLC – Approximately 130,796 square feet or 3 acres of property located in Spring Lake Park Minnesota. The lot is zoned with a provision for the elderly and handicapped and is available for future development. As of 12/31/09 we have evaluated the carrying value of the property based on an updated appraisal obtained May 6, 2009. See Note 12 regarding pending litigation in connection with this property.

(6)	Reserve at Royal Oaks, LLC –Approximately 1,094 acres or 2 blocks of property containing 20 townhome sites. As of 12/31/09 we have evaluated the carrying value of the property based on an updated appraisal obtained January 26, 2010.

(7)	Wrights Crossing, LLC – Approximately 12.2 acres of vacant land located in the City of Big Lake Minnesota. As of 12/31/09 we have evaluated the carrying value of the property to be $165,000 based on our evaluation of the property and negotiations of a recent purchase involving the property.

NOTE 7 — Notes Payable
The Company’s notes payable as of December 31, 2009 are summarized as follows:

	As of June 30,	As of December		Interest
Description	2009	31, 2009	Matures	Rate
Five Year Notes-Series A issued in 2006, 2007, and 2008 (unsecured) interest paid monthly	$9,930,000	$9,930,000	2011 - 2013	10%

Notes-Series A, related party	—	628,000	2013	12.5%

Series 1 Four Year Notes issued in 2009 (unsecured) interest paid monthly	27,478,060	30,630,101	2013	12	%*

Note Payable issued in 2009 secured by Arizona real estate, interest paid monthly	7,000,000	7,000,000	2013	10	%*

Note Payable issued in 2009 secured by New York real estate, interest paid monthly	4,000,000	4,000,000	2012	15	%*

Senior Debt secured by real estate foreclosed in 2008, interest paid monthly or quarterly	15,699,110	15,660,115	2011 -2013	15% - 18	%*

Notes Payable (Gulf Lakes and Spring Lake Gardens)	4,929,376	4,792,007	2010-2013	15% - 18	%*

Other Notes Payable	1,475	—	2010	15%

Total Notes Payable	$69,038,021	$72,640,223

The Company is currently delinquent on all notes payable except for the Five Year Series A Notes and the Notes-Series A, related party. The Company has accrued interest at the default rate and reflected the notes payable as current liabilities for all delinquent notes payable.

*	Reflects the default rate for notes that are delinquent.

NOTE 8 — Other Current Liabilities
The Company’s other current liabilities can be summarized as follows:

Contingent liability in connection with our Marina at Cape Haze property (see Note 12)	$1,287,000
Amount due to Charlie Thompson (see Note 12)	1,016,219
Accrued interest payable	5,608,029
Other current liabilities	23,427

Total	$7,934,675

NOTE 9 — Related Parties
The Company’s related party transactions can be summarized as follows:
Notes Receivable – As of December 31, 2009, the Company held a note receivable from Transactional Finance (our controlling shareholder) in the amount of $171,489.
Notes Payable – As of December 31, 2009, the Company had notes payable to related parties as follows:

Bond offering (Friends & Family controlled by officers directors)	$628,000
Notes payable to Officer’s of the company	1,300,000

Total	$1,928,000

Current Payables – As of December 31, 2009, the Company had the following current payables to related parties:

Due to Capital Solutions Management (for pre-acquisition fees)	$200,885
Accrued interest on notes payable to officers	58,500
Accrued interest on Friends & Family notes payable	2,486
Amounts due to limited partners	276,913

Total	$538,784

Related party accounts payable — $59,464 was due to an officer of the Company as of December 31, 2009.
Interest income – The Company reported $100,550 of interest income from Transactional Finance.
Interest expense — The Company recognized interest expense of $80,834 on the related party notes payable described above.
Other expense – The Company recognized other expenses of $1,279,864 paid to Transactional Finance for advisory fees in 2009.

NOTE 10 — Income Taxes
At December 31, 2009, the Company had net operating loss carryforwards of approximately $15,300,000 for federal and state income tax purposes, respectively, that are available to offset future taxable income and begin to expire in the year 2025. No benefit has been recorded for any loss carryforwards, and utilization in future years may be limited under Sections 382 and 383 of the Internal Revenue Code as significant ownership changes have occurred.
The Company records a valuation allowance to reduce the carrying value of the net deferred taxes to an amount that is more likely than not to be realized. The increase in the valuation allowance was $14,665,017 and $0 for the year ended December 31, 2009 and year ended December 31, 2008 respectively. The benefit for income taxes differs from the amount computed by applying the U.S. federal income tax rate to loss before income taxes as follows:

	Year Ended	Year Ended
	December 31, 2009	December 31, 2008
Expected benefit at statutory rate	$11,365,388	$—
State tax effects	3,299,629	—
Increase in valuation allowance	14,665,017	—
The following is a summary of deferred taxes at December 31, 2009 and 2008:

	2009	2008
Deferred tax asset:
Loss on real estate held for sale	$12,225,407	$—
Net operating loss	2,439,610	—
Valuation allowance	(14,665,017)	—

	$—	$—

NOTE 11 — Stockholders’ Equity
Preferred Stock
On June 30, 2009 the Board of Directors authorized the issuance of 40,000 shares of preferred stock, stated value $1,000 per share to Capital Solutions Monthly Income Fund, L.P.
Common Stock
In June of 2009 the company increased the authorized shares of common stock (referred to as Series B) from 70,000,000 to 150,000,000 and issued 36,331,993 to Transactional Finance, LLC in connection with the Merger. Total shares issued and outstanding of the Series B common stock is 67,354,092 as of December 31, 2009.
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
Stock Options
On August 1, 2009, Christopher Clouser received 11,476,094 stock options valued at $75,508 of which 50% vested immediately and 50% vesting when the Company raises $200,000,000 in new capital.
The weighted average remaining contractual term of options exercisable at December 31, 2009 was five years.

NOTE 11 — Stockholders’ Equity (cont.)
The following table summarizes information about stock options outstanding at December 31, 2009.

		Weighted	Range of
		Average	Option
	Options	Exercise Price	Exercise Price
Options outstanding as acquired in Merger June 30, 2009	1,919,533	$0.01625	$0.01625
Options exercisable as acquired in Merger June 30, 2009	1,919,533	$0.01625	$0.01625

Granted	11,476,094	$0.01000	$0.01000
Cancelled or expired
Exercised

Options outstanding — December 31, 2009	13,395,627	$0.01090	$0.03341
Options exercisable — December 31, 2009	7,657,580	$0.01157	$0.02715
NOTE 12 — Commitments and Contingencies
Except as stated below, currently we are not party to any legal proceedings. We may initiate legal proceedings, from time to time, when borrowers breach their lending agreements. From time to time, we may be subject to legal actions, initiated by borrowers, governmental authorities or others that arise from the running of our business.
The Securities and Exchange Commission’s anticipated filing of a civil injunctive action may have a material adverse effect on the Company’s business.
The Company’s affiliates, Windwalker Marina at Cape Haze, LLC and Marina at Cape Haze, LLC have been joined as defendants in an action seeking to foreclose on certain mortgages on a marina and upland parcel owned by the Company’s affiliates commonly known as the Cape Haze Marina parcel. The suit, filed in the Circuit Court in and for Charlotte County, Florida, seeks to foreclosure of a mortgage having a principal balance in excess of $14 million according to the allegations in, and expected to be raised, plaintiffs’ complaint. The Company’s affiliates are defending the action based upon the provisions of the promissory note and mortgage relating to the maturity of the promissory note and various setoffs against the principal and interest. Following a confidential mediation, a Mediation Settlement Agreement was entered into by the parties which will, if certain pre-conditions are met, result in the resolution of the foreclosure. The Company has accrued $1,287,000 to cover this contingency.
By Order dated October 2, 2009, a district court judge for the Fourth Judicial District, Minnesota, confirmed an arbitration award in favor of Charles T. Thompson, as Trustee for the Charles T. Thompson Revocable Trust dated December 27, 2000 as amended and against Capital Solutions Monthly Income Fund, L.P. in the amount of $1,000,000. As a result of this action the Company has accrued a loss of $580,530 and a receivable in our preferred stock of $419,470. The Fund paid the entire liability of $1,000,000 in April 2010.
The Company entered into a lease for office space in Minnesota. The lease obligates the Company to the following annual lease payments:

2010	$108,394
2011	112,563
2012	112,563
2013	116,732
2014	119,859

$570,111

The Company’s affiliates, Heritage Development of Central Florida, LLC and Hennessey Funding, LLC, have been named as defendants in an action seeking to foreclose on certain mortgages on undeveloped land commonly referred to as Oak Vistas. The suit, filed in the Circuit Court in and for Sarasota County, Florida, seeks to foreclose a mortgage having a principal balance of $3,673,786 according to the allegations in the Complaint. After an initial foreclosure, the foreclosing bank discovered that a parcel of commercial property had been omitted from an amended mortgage. The Company reported this property on its financial statements at its fair value on June 30, 2009, at $1,530,000. Subsequently, the bank successfully obtained permission from the court to reopen its foreclosure in order to foreclose its interest in the remaining parcels. The Company’s affiliates have been actively defending the foreclosure. However, due to these events, the Company has recorded an impairment for the full value of the property. The net carrying value on the Company’s books at December 31, 2009, is $0. If the foreclosure is successful, the Company will abandon the property.

NOTE 12 — Commitments and Contingencies (cont.)
The Company’s affiliate, Spring Lake Garden of Spring Lake Park, LLC has been named as a defendant in an action seeking damages arising from the alleged breach of a promissory note in the original principal amount of $550,000. The affiliate has answered the complaint and denied liability under the note. If the case is not resolved, the affiliate or related entities will assert claims against the plaintiff.
NOTE 13 — Subsequent Events
Events Subsequent to December 31, 2009
On January 28, 2010, the Company received a notice from the Chicago regional office staff (the “Staff”) of the U.S. Securities and Exchange Commission (the “SEC”). The notice informed the Company of the Staff’s intention to recommend to the Commission that the SEC bring a civil action alleging that previous management engaged in transactions in violation of Section 17(a) of the Securities Act of 1933 (“Securities Act”) and Sections 10(b), 13(a), 13(b)(2)(A) and 13(b)(2)(B) of the Securities Exchange Act of 1934 (“Exchange Act”) and Rules 10b-5, 12b-20, 13a-1, and 13a-13 thereunder. The notice was issued in connection with an investigation into possible violations of federal securities laws stemming from (1) the accrual of income on subsequently written-off real estate loans in 2008, and (2) disclosure issues in connection with Capital Solutions Monthly Income Fund (The Fund) in 2008. The alleged violations occurred prior to the June 30, 2009 Merger. The Company has been informed that, as a result of the investigation, investigations are proceeding against the Chief Financial Officer and The Fund. Previous management of the Company and Fund believe they acted appropriately and intend to work with the SEC to resolve the matter.
On April 30, 2010, the Company agreed to transfer real estate held in Arizona (Hidden Canyon) in full payment for the liability due on the property. The Company took this action primarily due to the significant decline in value on the property over the past year. As a result of this transaction, the Company impaired the value of this property equal to outstanding liability as of December 31, 2009.