Form 10-Q
period 2010-03-31
True North Finance Corp
filed 2010-06-18
CIK 1343504

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended March 31, 2010.
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
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: The number of shares outstanding of the Registrant’s Series A common stock and Series B common stock as of June 18, 2010, was 1,000,000, and 67,354,092, respectively, and the number of the Registrant’s preferred shares outstanding was 36,643.
Transitional Small Business Disclosure Format (check one): Yes ☐    No ☑

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited).
TRUE NORTH FINANCE CORPORATION
(FORMERLY CS FUND GENERAL PARTNER, LLC)
CONSOLIDATED FINANCIAL STATEMENTS

FINANCIAL SECTION

TRUE NORTH FINANCE CORPORATION
(FORMERLY CS FUND GENERAL PARTNER, LLC)
CONSOLIDATED BALANCE SHEETS

	March 31, 2010
	(Unaudited)	December 31, 2009
ASSETS
CURRENT ASSETS
Cash	$237,205	$69,220
Interest receivable	—	3,798
Other current assets	40,865	70,559

Total current assets	278,070	143,577
Property and equipment (net)	121,576	128,460
Investments in notes receivable net of allowance of $1,643,485 and $1,643,485 as of March 31, 2010 and December 31, 2009 respectively	960,000	1,250,000
Investments in notes receivable, related party, net of allowance of $0 and $0 as of March 31, 2010 and December 31, 2009 respectively	218,224	171,489
Investments in real estate loans, net of allowance of $0 and $0 as of March 31, 2010 and December 31, 2009 respectively	6,426,000	6,426,000
Real estate held for sale	39,540,000	39,540,000
Deposits and other assets	1,089,422	1,112,768

Total assets	$48,633,292	$48,772,294

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$896,572	$1,056,922
Accounts payable, related party	113,600	59,464
Current portion of notes payable	60,782,223	60,782,223
Current portion of notes payable, related party	1,300,000	1,300,000
Other current liabilities, related party	586,590	538,784
Other current liabilities	9,905,795	7,934,675

Total current liabilities	73,584,780	71,672,068

LONG TERM LIABILITIES
Notes payable	9,930,000	9,930,000
Notes payable, related party	2,168,000	628,000

Total liabilities commitments and contingencies	85,682,780	82,230,068

STOCKHOLDERS’ DEFICIT
Preferred stock, $1,000 stated value, 50,000 shares authorized; 35,473 shares issued and outstanding	16,700,298	16,700,298
Common stock (Series A), $.01 par value, 1,000,000 shares authorized; 1,000,000 shares issued and outstanding	10,000	10,000
Common stock (Series B), $.01 par value, 150,000,000 shares authorized; 67,354,092 and 67,354,092 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	673,541	673,541
Additional paid-in capital	41,687	41,687
Accumulated (deficit)	(50,115,505)	(46,951,058)

Total True North Finance Corporation stockholders’ deficit	(32,689,979)	(29,525,532)
Noncontrolling interests	(4,359,509)	(3,932,242)

Total stockholders’ deficit	(37,049,488)	(33,457,774)

Total liabilities and stockholders’ deficit	$48,633,292	$48,772,294

The accompanying notes are an integral part of these financial statements.

TRUE NORTH FINANCE CORPORATION
(FORMERLY CS FUND GENERAL PARTNER, LLC)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three	For the Three
	Months Ended	Months Ended
	March 31, 2010	March 31, 2009
INTEREST AND FEE INCOME

Interest and fee income	$—	$—
Interest and fee income, related party	2,981	—

	2,981	—

OPERATING EXPENSES
Insurance	29,889	—
Payroll	166,583	—
Professional fees	101,779	—
Interest expense	2,235,625	—
Interest expense, related party	50,291
Other expense	703,838
Other expense, related party	375,065	—

Total operating expenses	3,663,070	—

Loss from operations	(3,660,089)	—

INCOME (LOSS) FROM REAL ESTATE HELD FOR SALE
Income related to real estate held for sale	119,156	—
Expenses related to real estate held for sale	(135,281)	—

Total loss from real estate held for sale	(16,125)	—

OTHER INCOME
Gain from sale of investments	84,500	—

Total other income	84,500

Loss before provision for income taxes	(3,591,714)	—

Deferred income tax benefit	—	—

Net loss	(3,591,714)	—
Net loss attributable to noncontrolling interests	427,267	—

Net loss attributable to True North	$(3,164,447)	$—

Loss per share:
Basic and diluted attributable to True North Stockholders	$(0.05)	$—

Weighted average basic and diluted shares outstanding	68,354,092	37,331,993

The accompanying notes are an integral part of these financial statements.

TRUE NORTH FINANCE CORPORATION
(FORMERLY CS FUND GENERAL PARTNER, LLC)
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	For the Three	For the Three
	Months Ended	Months Ended
	March 31, 2010	March 31, 2009
Cash flows from operating activities:
Net loss	$(3,591,714)	$—
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	6,884	—
Gain on sale of investments	(84,500)
Amortization of debt fees	22,346	—
Amortization of prepaid expenses	1,000
Changes in operating assets and liabilities:
Interest receivable	3,798	—
Other current assets	29,694	—
Accounts payable and accrued liabilities	(53,222)	—
Accrued interest	1,965,934	—

Net cash used by operating activities	(1,699,780)	—

Cash flows from investing activities:
Proceeds from investments	434,500	—
Purchase of notes receivable	(106,735)

Net cash used by investing activities	327,765	—

Cash flows from financing activities:
Proceeds from Notes Payable	1,540,000	—

Net cash provided by financing activities	1,540,000	—

Net change in cash and cash equivalents	167,985	—

Cash and cash equivalents, beginning of period	69,220	—

Cash and cash equivalents, end of period	$237,205	$—

Supplemental disclosure of cash flow information:
Cash paid for interest	$319,982	$—

Cash paid for income taxes	$—	$—

The accompanying notes are an integral part of these financial statements.

TRUE NORTH FINANCE CORPORATION
(FORMERLY CS FUND GENERAL PARTNER, LLC)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Also on June 30, 2009, the Company issued 40,000 shares of preferred stock to Capital Solutions Monthly Income Fund, L.P. On that same date, Capital Solutions Monthly Income Fund, L.P. distributed 36,643 shares of the preferred stock to certain limited partners in complete liquidation of their capital accounts. Other limited partners indicated an interest in converting their limited partner interests to Series 1 Notes. Accordingly, they did not receive preferred stock and remained as limited partners on June 30, 2009. These limited partners are reflected on the balance sheet as non-controlling interests. In July 2009, $886,707 of the limited partnership interests was liquidated in exchange for Series 1 Notes. As a result of these transactions, the Company obtained control of Capital Solutions Monthly Income Fund, L.P. and True North Finance Corporation.
CS Fund General Partner, LLC is the general partner of Capital Solutions Monthly Income Fund. The investment in Capital Solutions Monthly Income Fund, L.P. is reflected on the balance sheet as Non-controlling interest of ($4,359,509) and ($3,932,242) as of March 31, 2010 and December 31, 2009 respectively.
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
     Condensed Financial Statements
The accompanying condensed unaudited financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles for interim financial statements and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. In the opinion of management, the accompanying unaudited financial statements reflect all adjustments consisting of normal recurring adjustments necessary for a fair presentation of its financial position and results of operations. Interim results of operations are not necessarily indicative of the results that may be achieved for the full year. The financial statements and related notes do not include all information and footnotes required by U.S. generally accepted accounting principles for annual reports. This quarterly report should be read in conjunction with the financial statements included in the Company’s report on Form 10-K filed on May 26, 2009 with the U.S. Securities and Exchange Commission for the year ended December 31, 2009.

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
     Fair Value Disclosures
As of March 31, 2010, we had no assets or liabilities utilizing Level 1 or Level 2 inputs and assets and liabilities utilizing Level 3 inputs included investments in real estate loans, unsecured borrowings.
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
The following tables presents the valuation of our financial assets and liabilities as of March 31, 2010 and December 31, 2009, measured at fair value on a recurring basis by input levels:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in
	Active Markets For	Significant Other	Significant
	Identical Assets	Observable Inputs	Unobservable Inputs		Carrying Value on Balance
	(Level 1)	(Level 2)	(Level 3)	Balance at 3/31/2010	Sheet at 3/31/2010
Assets

Investment in real estate held for sale	$—	$—	$39,540,000	$39,540,000	$39,540,000
Investments in notes receivable	$—	$—	$1,178,224	$1,178,224	$1,178,224
Investments in real estate loans	$—	$—	$6,426,000	$6,426,000	$6,426,000
Liabilities
Notes payable	$—	$—	$74,180,223	$74,180,223	$74,180,223

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in
	Active Markets For	Significant Other	Significant		Carrying Value on
	Identical Assets	Observable Inputs	Unobservable Inputs		Balance Sheet at
	(Level 1)	(Level 2)	(Level 3)	Balance at 12/31/2009	12/31/2009
Assets

Investment in real estate held for sale	$—	$—	$39,540,000	$39,540,000	$39,540,000
Investments in notes receivable	$—	$—	$1,421,489	$1,421,489	$1,421,489
Investments in real estate loans	$—	$—	$6,426,000	$6,426,000	$6,426,000
Liabilities
Notes payable	$—	$—	$72,090,223	$72,090,223	$72,090,223

The following table presents the changes in our financial assets and liabilities that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) from December 31, 2009 to March 31, 2010:

	Assets
	Investment in	Investment in notes	Investments in real
	real estate held for sale	receivable	estate loans
Balance on December 31, 2009	$39,540,000	$1,421,489	$6,426,000

Change in temporary valuation adjustment included in net loss

Increase in allowance for loan losses		—	—
Impairment on assets	—	—	—

Sales, purchases, pay downs and reduction of assets	—

Sale of investments	—	(350,000)	—

Purchase of investments	—	106,735	—

Transfer to Level 1	—	—	—
Transfer from Level 2	—		—

Balance on March 31, 2010, net of temporary valuation adjustment	$39,540,000	$1,178,224	$6,426,000

Liabilities
Notes Payable
Balance on December 31, 2009	$72,640,223
Increase in Series 1 Notes Payable
Increase in Series A Notes Payable	1,540,000

Principal payments on notes payable	—)

Transfer to Level 1	—
Transfer to Level 2	—

Balance on March 31, 2010, net of temporary valuation adjustment	$74,180,223

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
     Classification of Operating Results from Real Estate Held for Sale
US GAAP generally requires operating results from long lived assets held for sale to be classified as discontinued operations as a separately stated component of net income. Our operations related to real estate held for sale are separately identified in the accompanying consolidated statements of income.
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
In this regard, management has developed a capital plan, which includes, but is not limited to: (1) Raising capital through the Company’s Note offering which we anticipate will occur in 2010. (2) Selling real estate currently held by the Company. (3) Raising capital through secured mortgages on real estate currently held by the Company. (4) Utilize the option obtained on the first mortgage of Cape Haze Marina property and foreclosing on subordinate lien holders and thus reducing approximately $6,000,000 of debt currently on the Company’s books.
The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

NOTE 3 — Investments in Notes Receivable
     Investments in Notes receivable consist of the following as of March 31, 2010:

	As of March 31, 2010
		Allowance	Balance, net of
	Balance	for loan losses	allowance
The Company acquired a note receivable secured by residential property	$900,000	$—	$900,000

Note receivable to a related party (our controlling shareholder) bearing interest at 6%, unsecured with the entire unpaid balance of principal and interest due upon demand	218,224	—	218,224

Note receivable to DuraBan Worldwide, Inc. bearing interest at 18%, unsecured with the entire unpaid balance of principal and interest due upon demand	60,000	—	60,000

The Company issued secured notes receivable to RES. The notes were secured by real estate in Northern California. RES is controlled by former directors of True North. As of December 31, 2009, this note was the subject of litigation and was delinquent. Accordingly, we have reserved the entire amount of the note receivable	979,750	979,750	—

	$2,157,974	$979,750	$1,178,224

     Investments in Notes receivable consist of the following as of December 31, 2009:

	As of December 31, 2009
		Allowance	Balance, net of
	Balance	for loan losses	allowance
The Company acquired a note receivable secured by residential property	$900,000	$—	$900,000

Note receivable to a related party (our controlling shareholder) bearing interest at 6%, unsecured with the entire unpaid balance of principal and interest due upon demand	171,488	—	171,488

The Company acquired from a related party a discounted unsecured loan portfolio. As of 12/31/09 the loan was considered non-performing (i.e., based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement or when the payment of interest is 90 days past due). We will recognize a gain under the cost recovery method	300,000	—	300,000

The Company acquired from a related party a discounted loan portfolio bearing an interest rate of 23.25% , secured by personal property with interest and principal payable in monthly installments of $15,000, with a maturity date of February 13, 2010	50,000	—	50,000

The Company issued secured notes receivable to RES. The notes were secured by real estate in Northern California. RES is controlled by former directors of True North. As of December 31, 2009, this note was the subject of litigation and was delinquent. Accordingly, we have reserved the entire amount of the note receivable	979,750	979,750	—

	$2,404,239	$979,750	$1,421,489

NOTE 4 — Investment in Real Estate Loans
     The Company has two investments in real estate loans as of March 31, 2010 and December 31, 2009. The borrower has defaulted on these loans and the company is pursuing action to acquire the two properties through foreclosure. Accordingly, the Company has not accrued interest income on these loans. The book value is equal to fair value of the real estate secured by these loans.
     Investments in Real Estate Loans consist of the following as of March 31, 2010 and December 31, 2009:

		Allowance for loan	Balance, net of
	Balance	losses	allowance

Gulf Lakes (Florida)	$5,600,000	—	$5,600,000
SLP of Spring Lake Garden (Minnesota)	826,000	—	826,000

	$6,426,000	—	$6,426,000

     There were no changes in Investment in Real Estate Loans during the three months ended March 31, 2010.

NOTE 5 — Real Estate Held for Sale
At March 31, 2010 and December 31, 2009, we held 8 properties with a total carrying value of approximately $39.5 million and recorded as investments in real estate held for sale. Our investments in real estate held for sale are accounted for at the lower of cost or fair value less costs to sell with fair value based on appraisals and knowledge of local market conditions. It is our intent to hold the marina property and maximize our investment. However, it is not our intent to invest in or own real estate as a long term investment. We seek to sell our properties held for sale as quickly as possible taking into account current economic conditions. Set forth below is a summary of investments in real estate held for sale. There were no changes in real estate held for sale during the three months ended March 31, 2010.

	Assets Acquired	2009 Impairment	Balance as of
	in June 30, 2009	on Real Estate Held	December 31, 2009		Senior Debt
	Acquisition	for Sale	and March 31, 2010		Balance

(1) Marina at Cape Haze, LLC	$46,000,000	$(18,800,000)	$27,200,000	*	$15,660,115
(2) Village of Lloyd Harbor	4,000,000	—	4,000,000	*	4,000,000
(3) Hidden Canyon	7,000,000	—	7,000,000	*	7,000,000
(4) Oak Vista LLC	1,530,000	(1,530,000)	—		—
(5) SLP of Spring Lake Garden, LLC	1,050,000	—	1,050,000		—
(6) Reserve at Royal Oaks, LLC	250,000	(125,000)	125,000		—
(7) Wrights Crossing, LLC	200,000	(35,000)	165,000		—
(8) The Wave	5,000,000	(5,000,000)	—		—

	$65,030,000	$(25,490,000)	$39,540,000		$26,660,115

*	These properties are subject to senior debt which is currently delinquent. The Company is at risk of losing these properties to foreclosure if the senior debt is not brought current. M&I Bank, the senior lender on the Marina at Cape Haze property has begun foreclosure proceedings. We are working with M&I Bank to avoid the continuation of the foreclosure.

(1)	Marina at Cape Haze LLC — An operating marina located on an overall area of approximately 37.75 acres of property. The property is divided into two sub-tracts. Sub-tract A has a boat storage building which contains 30,340 square feet of gross building area. The Cabana/Recreational hall contains 1,493 square feet of gross building area. The sub-tract contains 106 wet slips and 200 dry slips. Subtract B has a shell building which is a commercial sales office building containing 1,560 square feet of gross building area. As of 3/31/10 we have evaluated the carrying value of the property based on an updated appraisal obtained January 25, 2010. It is our intention to hold this property and develop it in order to maximize our investment. See Note 11 regarding pending litigation in connection with this property.

(2)	Village of Lloyd Harbor — Approximately 17.6 acres of vacant land. The parcel contains roughly 700 feet of water frontage on Long Island Sound. The property is currently in the platting process to be subdivided into two separate lots to take advantage of its prime beachfront location. As of 3/31/10 we have evaluated the carrying value of the property based on an updated appraisal obtained January 26, 2010.

(3)	Hidden Canyon — A 53 lot residential subdivision in Cave Creek, AZ. In April 2010, this property transferred to the lienholder in full payment of the amount owed. Accordingly, the book value as of March 31, 2010 was equal to the liability at March 31, 2010 of $7,291,667.

(4)	Oak Vista Property — Approximately 2.34 acres of vacant land intended to be held for future development. As of 3/31/10 we have evaluated the carrying value of the property based on an updated appraisal obtained February 4, 2010. See Note 11 regarding pending litigation in connection with this property.

(5)	SLP of Spring Lake Garden, LLC — Approximately 130,796 square feet or 3 acres of property located in Spring Lake Park Minnesota. The lot is zoned with a provision for the elderly and handicapped and is available for future development. As of 3/31/10 we have evaluated the carrying value of the property based on an updated appraisal obtained May 6, 2009.

(6)	Reserve at Royal Oaks, LLC —Approximately 1,094 acres or 2 blocks of property containing 20 townhome sites. As of 3/31/10 we have evaluated the carrying value of the property based on an updated appraisal obtained January 26, 2010.

(7)	Wrights Crossing, LLC — Approximately 12.2 acres of vacant land located in the City of Big Lake Minnesota. As of 3/31/10 we have evaluated the carrying value of the property to be $165,000 based on our evaluation of the property and negotiations of a recent purchase involving the property.

NOTE 6 — Notes Payable
The Company’s notes payable as of March 31, 2010 are summarized as follows:

	As of December	As of March 31,		Interest
Description	31, 2009	2010	Matures	Rate
Five Year Notes-Series A issued in 2006, 2007, and 2008 (unsecured) interest paid monthly	$9,930,000	$9,930,000	2011 - 2013	10%

Notes-Series A, related party	628,000	2,168,000	2013	12.5%

Series 1 Four Year Notes issued in 2009 (unsecured) interest paid monthly	30,630,101	30,630,101	2013	12	%*

Note Payable issued in 2009 secured by Arizona real estate, interest paid monthly	7,000,000	7,000,000	2013	10	%*

Note Payable issued in 2009 secured by New York real estate, interest paid monthly	4,000,000	4,000,000	2012	15	%*

Senior Debt secured by real estate foreclosed in 2008, interest paid monthly or quarterly	15,660,115	15,660,115	2011 -2013	15% - 18	%*

Notes Payable (Gulf Lakes and Spring Lake Gardens)	4,792,007	4,792,007	2010-2013	15% - 18	%*

Total Notes Payable	$72,640,223	$74,180,223

The Company is currently delinquent on all notes payable except for the Five Year Series A Notes and the Notes — Series A, related party. The Company has accrued interest at the default rate and reflected the notes payable as current liabilities for all delinquent notes payable.

*	Reflects the default rate for notes that are delinquent.

NOTE 7 — Related Parties
The Company’s related party transactions can be summarized as follows:
Notes Receivable — The Company held a note receivable from Transactional Finance (our controlling shareholder) in the amount of $218,224 $171,489 as of March 31, 2010 and December 31, 2009 respectively.
Notes Payable — The Company had notes payable to related parties as follows:

	March 31, 2010	December 31, 2009
Note offering (Friends & Family controlled by officers directors)	$2,168,000	$628,000
Notes payable to Officer’s of the company	1,300,000	1,300,000

Total	$3,468,000	$1,928,000

Current Payables — The Company had the following current payables to related parties:

	March 31, 2010	December 31, 2009
Due to Capital Solutions Management (for pre-acquisition fees)	$200,885	$200,885
Accrued interest on notes payable to officers	97,500	58,500
Accrued interest on Friends & Family notes payable	11,292	2,486
Amounts due to limited partners	276,913	276,913

Total	$586,590	$538,784

Related party accounts payable — $113,600 and $59,464 was due to officers of the Company as of March 31, 2010 December 31, 2009 respectively.
Interest income — The Company reported $2,981 and $0 of interest income from Transactional Finance for the three months period ended March 31, 2010 and March 31, 2009 respectively.
Interest expense — The Company recognized interest expense of $50,291 and $0 on the related party notes payable described above for the three months period ended March 31, 2010 and March 31, 2009 respectively.
Other expense — The Company recognized other expenses of $375,065 and $0 paid to Transactional Finance for advisory fees for the three months period ended March 31, 2010 and March 31, 2009 respectively.
NOTE 10 — Stockholders’ Deficit
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
Stock Options
On August 1, 2009, Christopher Clouser received 11,476,094 stock options of which 50% vested immediately and 50% vesting when the Company raises $200,000,000 in new capital.

NOTE 11 — Commitments and Contingencies
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
The Company’s affiliates, Windwalker Marina at Cape Haze, LLC and Marina at Cape Haze, LLC have been joined as defendants in an action seeking to foreclose on certain junior mortgages on a marina and upland parcel owned by the Company’s affiliates commonly known as the Cape Haze Marina parcel. The suit, filed in the Circuit Court in and for Charlotte County, Florida, seeks to foreclosure of a mortgage having a principal balance in excess of $14 million according to the allegations in, and expected to be raised, plaintiffs’ complaint. The Company’s affiliates are defending the action based upon the provisions of the promissory note and mortgage relating to the maturity of the promissory note and various setoffs against the principal and interest. Following a confidential mediation, a Mediation Settlement Agreement was entered into by the parties which will, if certain pre-conditions are met, result in the resolution of the foreclosure. The Company has accrued $1,287,000 to cover this contingency. These same affiliates were joined as defendants in a separate action seeking to foreclose the senior mortgage on the marina. The suit, also filed in the Circuit Court in and for Charlotte County, Florida, seeks to foreclose a mortgage having a principal in excess of $14 million according to the allegations in plaintiff’s complaint. The Company’s affiliates have entered into an agreement with the senior lender whereby the lender has agreed to allow the Company six months in which to negotiate a resolution of this matter.
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

NOTE 12 — Subsequent Events
Events Subsequent to March 31, 2010
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
On April 23, 1020 Transactional Finance, LLC made a loan to the company in the principal amount of $1,250,000. The loan is guaranteed by certain officers of the company and amortizes in 12 equal monthly installments, bears interest at the rate of 15.5% per annum and is secured by a priority lien on all Company assets. The proceeds of the loan were used to satisfy judgment creditors of the Fund. As a condition precedent to the loan, the Fund agreed to pre-pay 50% of the annual advisory fee to Transactional Finance Fund Management, LLC and the Company agreed to execute an amended employment agreement with Christopher Clouser. Under the amended agreement, Clouser agreed to lower his base compensation for twelve months and the Company agreed to release certain non competition restrictions and lower the vesting threshold of certain stock options from $200,000,000 of capital raised to $50,000,000 capital raised.

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
Overview
We have recently modified our mission as follows: the mission of the Company is to ethically source safe, high yielding investments by utilizing custom financing structures, performing extensive due diligence and maintaining a broad referral network. After much consideration, we have elected to pursue our mission by creating numerous new “investment pods” which will be individually managed and initially focus on real estate finance, distressed sellers, bridge finance and trade finance. The primarily objective of these investment pods is to source and service investments that provide current yields between 400 to 800 basis points above our cost of funds.
Due to the lack of competition in the credit market and other factors, we continue to see an abundance of excellent, and perhaps historical, high yield finance opportunities. With the demand for our capital clearly established, we continue to attempt to structure, and restructure, the Company to attract investment capital. We are also seeking a secured credit facility and have identified numerous investment prospects. This secured credit facility, if received, would only be available for investments and not working capital. In addition, principals of the Company recently loaned the Company $1,250,000 on a secured basis.
In addition to preparing for our capital campaign, we will also continue the process of interviewing and recruiting members of our board and investment committee. To the extent we are able to raise investable capital, our investment committee will assume the primary responsibility of approving pod level investments and identifying and correlating new pod investment strategies. Our existing investment pod strategies were chosen, in part, due to their attractive correlation and historical track record of providing consistent consolidated long term positive returns. We expect the investment committee to maintain market awareness and fund our investment pods accordingly. We have also spent considerable effort on a process to establish clear, performance orientated and ethical investment protocols for our investment pod managers. The launch of the investment pods will be aligned with the progress of our capital campaign. In addition, we have recently identified our first investment pod manager.
We maintain a website at www.truenorthfinance.com. We are not including the information contained in our website as part of, nor incorporating it by reference into, this Form 10-Q. We will make available on our website free of charge our future Quarterly Reports on Form 10-Q, Annual Reports on Form 10-K, Current Reports on Form 8-K, and amendments to those reports, as soon as reasonable practical after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission.
We have had net losses since inception. We had an accumulated deficit as of March 31, 2010 of $50,115,505, which primarily reflects loss on the value of our real estate and expenditures including professional fees and services necessary for the start of our operations, as compared to an accumulated deficit as of December 31, 2000, of $46,951,058. The increase of the accumulated deficit as of March 31, 2010, as compared to December 31, 2009, as principally the result of interest expense and current operating expenses.
We believe our ability to continue as a going concern depends in large part on our ability to immediately raise sufficient capital to enable us to make loans and receive revenue from our lending activities in excess of our debt obligations and our operating expenses. If we are unable to raise such additional capital in the short term, we may be forced to discontinue our business.

Liquidity
We currently have only nominal revenue. We anticipate investments by principals of the Company, loan repayments and asset sales of approximately $1,000,000 anticipated to be received by the end 2nd quarter of 2010 will provide adequate liquidity to fund the Company’s operations over the 2nd quarter of 2010. We are seeking, but have not secured, additional sources of liquidity beyond the 2nd quarter. Thereafter, to the extent we are successful in raising investable capital, and historically we have not been, we expect that the primary source of our liquidity will come from interest and fees earned on our loans and other investments made with the proceeds from new investments. Nevertheless, some short-term liquidity will be provided by the net proceeds from any new capital received.
Capital Resources and Results of Operation
As we have yet to raise sufficient capital to pursue our business strategy, we have limited operations to discuss. Our current capital resources have been provided primarily through debt financing. To date, our material commitments include payments to existing creditors and administrative personnel. These expenses will be paid from cash flow from asset sales or from the net proceeds of the financings. We believe we have identified prospects to purchase several investments sufficient to meet these obligations for the 2nd quarter of 2010. We are still seeking additional capital to better capitalize our business and will endeavor to commence a debt offering, which, in turn, will generate cash to fund our finance operations thereby producing net income and additional revenue. We currently have limited revenue from operations and in all likelihood will be required to make future expenditures in connection with our distribution efforts along with general and administrative expenses before we will earn any material revenue.
Capital Raising Challenges
Our funding has considerably been below our expectations. We continue to encounter significant practical and regulatory challenges in successfully commencing an offering sufficient to make significant investments.
Concentration Restrictions
We expect to establish formal concentration restrictions that will require the investment committee or board’s approval for any investment. As we increase our portfolio of investments, our concentration restrictions will evolve.
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
Additional facts and circumstances may be discovered as we continue our efforts in the collection and foreclosure processes. This additional information often causes management to reassess its estimates. Circumstances that may cause significant changes in our estimated allowance include, but are not limited to:
•	Changes in the level and trends relating to non-performing receivables including past due interest payments and past due principal payments;

•	Declines in real estate market conditions, which can cause a decrease in expected market value;

•	Discovery of undisclosed lines (including but not limited to, community improvement bonds, easements and delinquent property taxes);

•	Lack of progress on real estate developments after we advance funds. We will customarily monitor progress of real estate developments and approve loan advances. After further inspection of the related property, progress on construction occasionally does not substantiate an increase in value to support the related loan advances;

•	Unanticipated legal or business issues that may arise subsequent to loan origination or loan advances or upon the sale of foreclosed property; or

•	Appraisals, which are only opinions of value at the time of the appraisal, may not accurately reflect the current value of the property.
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
Contractual Commitments
The table below summarizes our contractual obligations as of March 31, 2010. Amounts relating to our Notes reflect the principal due to Notes investors and do not include interest payments on the Notes.

Contractual Obligation	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Notes (Company)1	12,098,000		225,000	11,873,000
Series I Preferred Notes (Fund)2	30,630,101			30,630,101
Purchase Obligations (Fund)3	16,667,474		16,667,474
Senior Asset Lenders (Fund)4	30,902,122		1,713,094	29,189,028

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.
     Disclosure not required as a result of the Company’s status as a smaller reporting company.

[1]	Represents the obligation of the Company for Notes previously sold.

[2]	Although not the legal responsibility of the Company because the Fund is the sole obligor on its debts, represents the obligation of the Fund to purchasers of its Series I Notes. To the extent the Company wants to protect its investment in the Fund, the Company may need to contribute capital to the Fund to support this obligation.

[3]	Although not the legal responsibility of the Company because the Fund is the sole obligor on its debts, represents the contractual obligation of the Fund to purchase senior mortgages on a large majority of the Fund’s real estate assets. To the extent the Company wants to protect its investment in the Fund, the Company may need to contribute capital to the Fund to support this obligation.

[4]	Represents obligations to senior lenders on real estate assets owned by the Company.

Item 4.	Controls and Procedures.
Evaluation of disclosure controls and procedures
As of March 31, 2010, the Company carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Exchange Act. This evaluation was done under the supervision and with the participation of the Company’s Principal Executive Officer and Principal Financial Officer. Based upon that evaluation, the Company’s Principal Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were not effective in gathering, analyzing and disclosing information needed to satisfy our disclosure obligations under the Exchange Act because of material weakness in internal controls over financial reporting discussed below.
Changes in Internal Controls over Financial Reporting
There were no changes in our internal controls that materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting.
PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.
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
The Company’s affiliates, Windwalker Marina at Cape Haze, LLC and Marina at Cape Haze, LLC have been joined as defendants in an action seeking to foreclose on certain junior mortgages on a marina and upland parcel owned by the Company’s affiliates commonly known as the Cape Haze Marina parcel. The suit, filed in the Circuit Court in and for Charlotte County, Florida, seeks to foreclosure of a mortgage having a principal balance in excess of $14 million according to the allegations in, and expected to be raised, plaintiffs’ complaint. The Company’s affiliates are defending the action based upon the provisions of the promissory note and mortgage relating to the maturity of the promissory note and various setoffs against the principal and interest. Following a confidential mediation, a Mediation Settlement Agreement was entered into by the parties which will, if certain pre-conditions are met, result in the resolution of the foreclosure. The Company has accrued $1,287,000 to cover this contingency. These same affiliates were joined as defendants in a separate action seeking to foreclose the senior mortgage on the marina. The suit, also filed in the Circuit Court in and for Charlotte County, Florida, seeks to foreclose a mortgage having a principal in excess of $14 million according to the allegations in plaintiff’s complaint. The Company’s affiliates have entered into an agreement with the senior lender whereby the lender has agreed to allow the Company six months in which to negotiate a resolution of this matter.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds. None

Item 3.	Defaults Upon Senior Securities. None

Item 4.	Submission of Matters to a Vote of Security Holders. None

Item 5.	Other Information. None

Item 6.	Exhibits.
Index to Exhibits

Exhibit
Number	Exhibit	Method of Filing
31.1	Rule 13a-14(a)/15d-14(a) Certifications: Certification of Chief Executive Officer pursuant to Rule 15d.	Filed herewith.

31.2	Rule 13a-14(a)/15d-14(a) Certifications: Certification of Chief Financial Officer pursuant to Rule 15d.	Filed herewith.

32.1	Section 1350 Certifications of Chapter 63 of Title 18 of the United States Code.	Filed herewith.

32.2	Section 1350 Certifications of Chapter 63 of Title 18 of the United States Code.	Filed herewith.

SIGNATURES
     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:	/s/ Todd A. Duckson
Todd A. Duckson
Chief Executive Officer
(Principal Executive Officer)
Dated: June 18, 2010

By:	/s/ Mark Williams
Mark Williams
Chief Financial Officer
(Principal Financial and Accounting Officer)
Dated: June 18, 2010