Form 10-Q
period 2010-08-11
True North Finance Corp
filed 2010-08-16
CIK 1343504

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2010.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ________ to ________

Commission file number: 333-129919

True North Finance Corporation
(Exact name of small business issuer as specified in its charter)

DELAWARE	20-3345780
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: The number of shares outstanding of the Registrant’s Series A common stock and Series B common stock as of August 11, 2010, was 1,000,000, and 67,354,092, respectively, and the number of the Registrant’s preferred shares outstanding was 48,643.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☑

PART  I.   FINANCIAL INFORMATION

Item  1. Financial Statements (Unaudited).

FINANCIAL STATEMENTS

TRUE NORTH FINANCE COPORATION

FINANCIAL STATEMENTS

JUNE 30, 2010 AND JUNE 30, 2009

FINANCIAL SECTION

TRUE NORTH FINANCE CORPORATION
(FORMERLY CS FUND GENERAL PARTNER, LLC)
CONSOLIDATED BALANCE SHEETS

ASSETS
	June 30, 2010 (Unaudited)	December 31, 2009
CURRENT ASSETS
Cash	$1,580,072	$69,220
Interest receivable	-	3,798
Other current assets	-	70,559
Total current assets	1,580,072	143,577

Property and equipment (net)	72,031	128,460
Investments in notes receivable net of allowance of $979,750 and $1,643,485
as of June 30, 2010 and December 31,2009 respectively	310,000	1,250,000
Investments in notes receivable, related party, net of allowance of $0 and $0
as of June 30, 2010 and December 31,2009 respectively	-	171,489
Investments in real estate loans, net of allowance of $0 and $0
as of June 30, 2010 and December 31,2009 respectively	-	6,426,000
Real estate held for sale	4,000,000	39,540,000
Deposits and other assets	1,355,763	1,112,768

Total assets	$7,317,866	$48,772,294

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$142,470	$1,056,922
Accounts payable, related parties	73,500	59,464
Current portion of notes payable	4,000,000	60,782,223
Current portion of notes payable, related party	-	1,300,000
Other current liabilities, related party	29,417	538,784
Other current liabilities	568,764	7,934,675
Total current liabilities	4,814,151	71,672,068

LONG TERM LIABILITIES
Notes payable, net of discount	12,831,456	9,930,000
Notes payable, related parties, net of discount	3,499,215	628,000
Total liabilities commitments and contingencies	21,144,822	82,230,068

STOCKHOLDERS' DEFICIT

Preferred stock, $1,000 stated value, 50,000 shares authorized;
48,643 and 36,643 shares issued and outstanding at June 30, 2010 and December 31, 2009 respectively	16,700,298	16,700,298
Common stock (Series A), $.01 par value, 1,000,000 shares authorized;
1,000,000 shares issued and outstanding	10,000	10,000
Common stock (Series B), $.01 par value, 150,000,000 shares authorized;
67,354,092 and 67,354,092 shares issued and outstanding
at June 30, 2010 and December 31, 2009, respectively	673,541	673,541
Additional paid-in capital	41,687	41,687
Accumulated (deficit)	(31,252,482)	(46,951,058)
Total True North Finance Corporation stockholders' deficit	(13,826,956)	(29,525,532)
Non-controlling interests	-	(3,932,242)
Total stockholders' deficit	(13,826,956)	(33,457,774)
Total liabilities and stockholders' deficit	$7,317,866	$48,772,294

TRUE NORTH FINANCE CORPORATION
(FORMERLY CS FUND GENERAL PARTNER, LLC)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended June 30, 2010	For the Three Months Ended June 30, 2009	For the Six Months Ended June 30, 2010	For the Six Months Ended June 30, 2009

INTEREST AND FEE INCOME

Interest and fee income	$50,650	$-	$50,650	$-
Interest and fee income, related party	1,970	-	4,951	-
	52,620	-	55,601	-

OPERATING EXPENSES
Insurance	7,546	-	37,435	-
Payroll	127,151	-	293,734	-
Professional fees	454,909	-	556,688	-
Interest expense	2,324,116	-	4,559,741	-
Interest expense, related parties	146,382	-	196,673	-
Other expense	495,160	-	1,198,998	-
Other expense, related parties	1,205,421	-	1,580,486	-
Total operating expenses	4,760,685	-	8,423,755	-
Loss from operations	(4,708,065)	-	(8,368,154)	-

INCOME (LOSS) FROM REAL ESTATE HELD FOR SALE
Income related to real estate held for sale	126,143	-	245,299	-
Expenses related to real estate held for sale	(86,949)	-	(222,230)	-
Gains from real estate held for sale	291,667	-	291,667	-
Total loss from real estate held for sale	330,861	-	314,736	-

OTHER INCOME
Gain from deconsolidation	26,611,512	-	26,611,512	-
Gain from sale of investments	-	-	84,500	-
Total other income	26,611,512		26,696,012
Loss before provision for income taxes	22,234,308	-	18,642,594	-
		-		-
Deferred income tax benefit	-	-	-	-
Net income	22,234,308	-	18,642,594	-
Net income attributable to noncontrolling interests	560,957	-	988,224	-
Net income attributable to True North	$22,795,265	$-	$19,630,818	$-

Gain per share:
Basic and diluted attributable to True North Stockholders	$0.33	$-	$0.29	$-
Weighted average basic and diluted shares outstanding	68,354,092	37,331,993	68,354,092	37,331,993
Other income (expense), net - related party

TRUE NORTH FINANCE CORPORATION
(FORMERLY CS FUND GENERAL PARTNER, LLC)
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
	For the Six Months Ended June 30, 2010	For the Six Months Ended June 30, 2009
Cash flows from operating activities:
Net income	$18,642,594	$-
Adjustments to reconcile net loss to net
cash used by operating activities:
Depreciation	15,651	-
Gain on sale of investments	(84,500)
Gain from deconsolidation	(26,611,512)
Amortization of debt fees	46,692	-
Amortization of prepaid expenses	2,000
Amortization of discount on notes payable	87,655
Gains from real estate held for sale	(291,667)
Changes in operating assets and liabilities:		-
Interest receivable	3,798	-
Other current assets	17,833	-
Accounts payable and accrued liabilities	(941,625)	-
Accrued interest	4,085,184	-
		-
Net cash used by operating activities	(5,027,897)	-

Cash flows from investing activities:
Proceeds from investments	1,405,795	-
Purchase of notes receivable	(310,000)	-
Cash surrendered in deconsolidation	(117,062)	-
Net cash used by investing activities	978,733	-

Cash flows from financing activities:
Proceeds from notes payable	5,880,600	-
Principal payments on notes payable	(320,584)	-

Net cash provided by financing activities	5,560,016	-

Net change in cash and cash equivalents	1,510,852	-

Cash and cash equivalents, beginning of period	69,220	-

Cash and cash equivalents, end of period	$1,580,072	$-

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,006,903	$-
Cash paid for income taxes	$-	$-

Supplemental disclosures of non-cash investing and financing activities

Assets acquired in merger		$88,896,106
Less liabilities assumed		(74,954,068)
Net assets acquired		$13,942,038

Deconsolidation of net assets of subsidiary
Cash	$(117,062)
Other current assets	(50,726)
Property and equipment	(40,778)
Investments in notes receivables	(100,194)
Real estate held for sale	(29,366,000)
Other assets	(609,890)
Accounts payable and accrued liabilities	2,777,128
Accrued interest	8,392,042
Notes payable	46,715,216
Less current perioud noncontrolling interest	(988,224)
Gain from deconsolidation	$26,611,512

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

CS Fund General Partner, LLC is the general partner of Capital Solutions Monthly Income Fund.  The investment in Capital Solutions Monthly Income Fund, L.P. is reflected on the balance sheet as Non-controlling interest of ($0) and ($3,932,242) as of June 30, 2010 and December 31, 2009 respectively.

  Deconsolidation

On June 30, 2010 the Company transferred the assets and liabilities of their subsidiary Capital Solutions Monthly Income Fund, LP, after these assets had been voluntarily surrendered to the Company pursuant to the Company’s security interest, to a liquidating trust not controlled by the Company.  The Company has no continuing involvement with the Capital Solutions Monthly Income Fund, LP. The Company received no cash consideration in the transfer.  In addition, the Company issued 12,000 shares of preferred stock to Capital Solutions Monthly Income Fund, LP’s Series 1 Note-holders. At the time of the spin-off, Capital Solutions Monthly Income Fund, LP’s liabilities exceeded their assets by $26,611,512.  Accordingly, the Company recognized a gain for this amount as a gain from deconsolidation on June 30, 2010.

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

On June 30, 2010, the Company transferred the assets and liabilities of their subsidiary Capital Solutions Monthly Income Fund, LP to a liquidating trust not controlled by the Company.

NOTE 1 – Nature of Operations and Summary of Significant Accounting Policies (cont.)

Condensed Financial Statements

The accompanying condensed unaudited financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles for interim financial statements and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. In the opinion of management, the accompanying unaudited financial statements reflect all adjustments consisting of normal recurring adjustments necessary for a fair presentation of its financial position and results of operations. Interim results of operations are not necessarily indicative of the results that may be achieved for the full year. The financial statements and related notes do not include all information and footnotes required by U.S. generally accepted accounting principles for annual reports. This quarterly report should be read in conjunction with the financial statements included in the Company’s report on Form 10-K filed on May 28, 2009 with the U.S. Securities and Exchange Commission for the year ended December 31, 2009.

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

Fair Value Disclosures

As of June 30, 2010, we had no assets or liabilities utilizing Level 1 or Level 2 inputs and assets and liabilities utilizing Level 3 inputs included investments in real estate loans, unsecured borrowings.

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

The following tables presents the valuation of our financial assets and liabilities as of June 30, 2010, measured at fair value on a recurring basis by input levels:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at 6/30/2010	Carrying Value on Balance Sheet at 6/30/2010
Assets
Investment in real estate held for sale	$-	$-	$4,000,000	$4,000,000	$4,000,000
Investments in notes receivable	$-	$-	$310,000	$310,000	$310,000

Liabilities
Notes payable	$-	$-	$20,330,672	$20,330,672	$20,330,672

NOTE 1 – Nature of Operations and Summary of Significant Accounting Policies (cont.)

The following table presents the changes in our financial assets and liabilities that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) from December 31, 2009 to June 30, 2010:

	Assets
	Investment in real estate held for sale	Investment in notes receivable	Investments in real estate loans

Balance on December 31, 2009	$39,540,000	$1,421,489	$6,426,000
Change in temporary valuation adjustment included in net loss
		--	--
Sales, purchases, pay downs and reduction of assets	--	--	--

Deconsolidation of Subsidiaries	(22,940,000)	(100,194)	(6,426,000)

Sale of investments	--	(1,321,295)	--

Purchase of investments	--	310,000	--

Surrender of investments	12,600,000

Transfer to Level 1	--	--	--
Transfer from Level 2	--	--	--

Balance on June 30, 2010, net of temporary valuation adjustment	$4,000,000	$310,000	$-

Liabilities
Notes Payable

Balance on December 31, 2009	$72,640,223
Increase in Series 1 notes payable	-
Increase in notes payable, net of discount	5,880,600
Deconsolidation of Subsidiaries	(46,715,216)
Decrease in notes payable	(320,584)
Surrender of investments	(11,242,007)
Amortization of discount	87,655

Transfer to Level 1	-
Transfer to Level 2	-

Balance on June 30, 2010, net of temporary valuation adjustment	$20,330,671

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

In April 2010, the FASB issued ASU No. 2010-18 regarding improving comparability by eliminating diversity in practice about the treatment of modifications of loans accounted for within pools under Subtopic 310-30 – Receivable – Loans and Debt Securities Acquired with Deteriorated Credit Quality (“Subtopic 310-30”).  Furthermore, the amendments clarify guidance about maintaining the integrity of a pool as the unit of accounting for acquired loans with credit deterioration.  Loans accounted for individually under Subtopic 310-30 continue to be subject to the troubled debt restructuring accounting provisions within Subtopic 310-40, Receivables—Troubled Debt Restructurings by Creditors.  The amendments in this Update are effective for modifications of loans accounted for within pools under Subtopic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010.  The amendments are to be applied prospectively.  Early adoption is permitted.  We are currently evaluating the impact of this ASU; however, we do not expect the adoption of this ASU to have a material impact on our consolidated financial statements.

NOTE 2 – Going Concern and Management’s Plan of Action

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

In this regard, management has developed a capital plan, which includes, but is not limited to: (1) raising capital through the Company’s Bond offering which we anticipate will occur in 2010; and  (2) selling real estate currently held by the Company.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

NOTE 3 – Investments in Notes Receivable

Investments in Notes receivable consist of the following as of June 30, 2010:

	As of June, 2010

	Balance	Allowance for loan losses	Balance, net of allowance
Note receivable to Impact Solutions Consulting, Inc. bearing interest at 18%, secured by personal property, with the entire unpaid balance of principal and interest due November 1, 2010.	$250,000	$-	$250,000

Note receivable to DuraBan Worldwide, Inc. bearing interest at 18%, secured by personal property, with the entire unpaid balance of principal and interest due September 15, 2010.	60,000	-	60,000

The Company issued secured notes receivable to RES. The notes were secured by real estate in Northern California. RES is controlled by former directors of True North. As of December 31, 2009, this note was the subject of litigation and was delinquent. Accordingly, we have reserved the entire amount of the note receivable.	979,750	979,750	-

	$1,289,750	$979,750	$310,000

Investments in Notes receivable consist of the following as of December 31, 2009:

	As of December 31, 2009

	Balance	Allowance for loan losses	Balance, net of allowance
The Company acquired a note receivable secured by residential property.	$900,000	$-	$900,000

Note receivable to a related party (our controlling shareholder) bearing interest at 6%, unsecured with the entire unpaid balance of principal and interest due upon demand.	171,488	-	171,488

The Company acquired from a related party a discounted unsecured loan portfolio. As of 12/31/09 the loan was considered non-performing (i.e., based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement or when the payment of interest is 90 days past due). We will recognize a gain under the cost recovery method.	300,000	-	300,000

The Company acquired from a related party a discounted loan portfolio bearing an interest rate of 23.25% , secured by personal property with interest and principal payable in monthly installments of $15,000, with a maturity date of February 13, 2010.	50,000	-	50,000

The Company issued secured notes receivable to RES. The notes were secured by real estate in Northern California. RES is controlled by former directors of True North. As of December 31, 2009, this note was the subject of litigation and was delinquent. Accordingly, we have reserved the entire amount of the note receivable.	979,750	979,750	-

	$2,404,239	$979,750	$1,421,489

NOTE 4 – Deposits and Other Assets

The Company’s deposits and other assets consist of the following:

As of June 30, 2010	Balance
Option to acquire 1st mortgage on Gulf Lakes	$899,577
Debt Placement costs net of accumulated amortization	448,853
Loan origination costs net of accumulated amortization	7,333
Total Depostis and Other Assets	$1,355,763

In June of 2010, the company acquired from Capital Solutions Monthly Income Fund, LP an option to acquire the 1st mortgage on Gulf Lakes (real property in Lee County, Florida) and recorded the option at net carrying cost, which approximates fair value.  The option price was $899,577 less than the net fair value mortgage.  Debt placement costs are cost the company continues to amortize in connection with their Bond Offering.

NOTE 5 – Real Estate Held for Sale

At June 30, 2010 and December 31, 2009, we held properties with a total carrying value of approximately $4 million and $39.5 million respectfully and recorded as investments in real estate held for sale.  Our investments in real estate held for sale are accounted for at the lower of cost or fair value less costs to sell with fair value based on appraisals and knowledge of local market conditions.  It is our intent to hold the marina property and maximize our investment.  However, it is not our intent to invest in or own real estate as a long term investment.  We seek to sell our properties held for sale as quickly as possible taking into account current economic conditions.  Set forth below is a summary of investments in real estate held for sale.  As a result of the Spin-off on June 30, 2010, all of the Real Estate Held for Sale except for (2) Village of Lloyd Harbor was transferred to the liquidating trust in the Spin-off transaction

As of June 30, 2010	Assets Acquired in June 30, 2009 Acquisition	2009 Impairment on Real Estate Held for Sale	Balance as of and June 30, 2010		Senior Debt Balance
(2) Village of Lloyd Harbor	4,000,000	-	4,000,000	*	4,000,000

	$4,000,000	$-	$4,000,000		$4,000,000

As of December 31, 2009	Assets Acquired in June 30, 2009 Acquisition	2009 Impairment on Real Estate Held for Sale	Balance as of December 31, 2009		Senior Debt Balance
(1) Marina at Cape Haze, LLC	$46,000,000	$(18,800,000)	$27,200,000	*	$15,660,115
(2) Village of Lloyd Harbor	4,000,000	-	4,000,000	*	4,000,000
(3) Hidden Canyon	7,000,000	-	7,000,000	*	7,000,000
(4) Oak Vista LLC	1,530,000	(1,530,000)	-		-
(5) SLP of Spring Lake Garden, LLC	1,050,000	-	1,050,000		-
(6) Reserve at Royal Oaks, LLC	250,000	(125,000)	125,000		-
(7) Wrights Crossing, LLC	200,000	(35,000)	165,000		-
(8) The Wave	5,000,000	(5,000,000)	-		-
	$65,030,000	$(25,490,000)	$39,540,000		$26,660,115

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

NOTE 6 – Notes Payable

The Company’s notes payable as of June 30, 2010 and December 31, 2009 are summarized as follows:

Description	As of December 31, 2009	As of June 30, 2010	Matures	Interest Rate
Five Year Notes-Series A issued in 2006, 2007, and 2008 (unsecured) interest paid monthly	$9,930,000	$9,930,000	2011 - 2013	10%

Notes- Series A, related party	628,000	2,444,797	2013	12.50%

Notes- Series A	-	2,901,456	2013	12.50%

Series 1 Four Year Notes issued in 2009 (unsecured) interest paid monthly	30,630,101	-	2013	12%*

Note Payable issued in 2009 secured by Arizona real estate, interest paid monthly	7,000,000	-	2013	10%*

Note Payable issued in 2009 secured by New York real estate, interest paid monthly	4,000,000	4,000,000	2012	15%*

Senior Debt secured by real estate foreclosed in 2008, interest paid monthly or quarterly	15,660,115	-	2011 - 2013	15-18%*

Notes Payable (Gulf Lakes and Spring Lake Gardens)	4,792,007	-	2010 - 2013	15-18%*

Note Payable to Transactional Finance, related party	-	1,054,418	2011	15%

Total Notes Payable	$72,640,223	$20,330,671

The Company is currently delinquent on all notes payable except for the Five Year Series A Notes, the Notes – Series A, related party and the note payable to Transactional Finance, related party.  The Company has accrued interest at the default rate and reflected the notes payable as current liabilities for all delinquent notes payable.

* Reflects the default rate for notes that are delinquent.

NOTE 7 – Related Parties

The Company’s related party transactions can be summarized as follows:

Notes Receivable – The Company held a note receivable from Transactional Finance (our controlling shareholder) in the amount of $0 and $171,489 as of June 30, 2010 and December 31, 2009 respectively.

Notes Payable – The Company had notes payable to related parties as follows:

Note offering (Friends & Family controlled by officers directors)	June 30, 2010 $ 2,444,798	December 31, 2009 $ 628,000
Notes payable to Officer’s of the company	-	1,300,000
Notes payable to Transactional Finance	1,054,418	-
Total	$3,499,216	$1,928,000

Current Payables – The Company had the following current payables to related parties:

Due to Capital Solutions Management (for pre-acquisition fees)	June 30, 2010 $ 24,417	December 31, 2009 $ 200,885
Accrued interest on notes payable to officers	-	58,500
Accrued interest on Friends & Family notes payable	10,187	2,486
Amounts due to limited partners	-	276,913
Total	$34,604	$538,784

Related party accounts payable - $73,500 and $59,464 was due to officers of the Company as of June 30, 2010 December 31, 2009 respectively.

Interest income – The Company reported $1,970 and $0 of interest income from Transactional Finance for the three months period ended June 30, 2010 and June 30, 2009 respectively. The Company reported $4,951 and $0 of interest income from Transactional Finance for the six months period ended June 30, 2010 and June 30, 2009 respectively.

Interest expense - The Company recognized interest expense of $146,382 and $0 on the related party notes payable described above for the three months period ended June 30, 2010 and June 30, 2009 respectively. The Company recognized interest expense of $184,168 and $0 on the related party notes payable described above for the six months period ended June 30, 2010 and June 30, 2009 respectively.

Other expense – The Company recognized other expenses of $1,205,421 and $0 paid to Transactional Finance for advisory fees for the three months period ended June 30, 2010 and June 30, 2009 respectively. The Company recognized other expenses of $1,580,486 and $0 paid to Transactional Finance for advisory fees for the six months period ended June 30, 2010 and June 30, 2009 respectively.

NOTE 8 – Stockholders’ Deficit

Preferred Stock

On June 30, 2009 the Board of Directors authorized the issuance of 36,642 shares of preferred stock, stated value $1,000 per share to Capital Solutions Monthly Income Fund, L.P. On June 30, 2010, the Company issued an additional 12,000 shares of preferred stock to the Series 1 Note holders of Capital Solutions Monthly Income Fund, L.P. in connection with the Deconsolidation. The additional shares issued were recorded at $0 based on an evaluation performed by the Company at the time of issuance.

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

Stock Options

On August 1, 2009, Christopher Clouser received 11,476,094 stock options of which 50% vested immediately and 50% vesting when the Company raises $50,000,000 in new capital.

NOTE 9 – Commitments and Contingencies

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
$570,111

NOTE 10 – Subsequent Events

Events Subsequent to June 30, 2010

None.

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

Overview

We have recently modified our mission as follows: the mission of the Company is to ethically source safe, high yielding investments by utilizing custom financing structures, performing extensive due diligence and maintaining a broad referral network.  After much consideration, we have elected to pursue our mission by creating numerous new “investment pods” which will be individually managed and initially focused on certain market niches.  The primarily objective of these investment pods is to source and service investments that provide current yields between 400 to 800 basis points above our cost of funds.

Despite our operating history, we are positioned as an early stage finance company.  We will initially focus on financing completed transactions in our intended investment markets of:  opportunistic equity, trade finance, distressed sellers, bridge finance and real estate finance.

Our business model is to originate, service and collect unique and custom finance transactions.  We may do this by primarily financing or investing directly in “completed transactions” in our intended investment markets. A completed transaction is a transaction where the ultimate liquidity has already been contracted for (i.e. pre-sold goods, pre-leased real estate, etc.). We plan to invest for our own account directly on our balance sheet.  We seek to generate revenue and profits by making loans and investments at yields higher than the interest rates we must pay on our debt and other future potential obligations of the Company.    This interest yield spread will consist of interest on the loan plus points and other fees.

Due to the lack of competition in the credit market and other factors, we continue to see an abundance of excellent, and perhaps historical, high yield finance opportunities.  With the demand for our lending clearly established, we continue to attempt to structure, and restructure, the Company to attract investment capital.  We contemplate formally pursuing a registered debt offering within the next 30 days.  We anticipate pricing the debt at a per annum coupon rate of 8¾ to 9½ percent. Interest would be paid monthly and principal would balloon in five years.  The proceeds of the offering would be used to retire existing debt, make investments in our lending business and for working capital. We are also seeking a secured credit facility and have identified numerous investment prospects.  This secured credit facility, if received, would only be available for investments and not working capital.

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

On June 30, 2010, the Company spun off its real estate holding portfolio by executing a Quit Claim Bill of Sale conveying to CSMIF Liquidating Trust the Company’s interests in Capital Solutions Monthly Income Fund, LP together with 12,000 shares of the Company’s preferred stock. The Company did not receive cash consideration for the Quit Claim Bill of Sale.  After the Company acquired the general partner of Capital Solutions Monthly Income Fund, L.P. (the “Fund”) on June 30, 2009, the real estate assets owned by the Fund had been reported on the Company’s consolidated financial statements.  Since acquiring the general partner, the real estate assets held by the Fund had a significant decrease in fair market value.  Recent third-party appraisals showed a decrease in values of the real estate portfolio by approximately 35% over the last 12 months.  As a result of the decline in value of the real estate held by the Fund, the liabilities exceeded the fair value of the assets immediately before the June 30, 2010 transaction.  The Company has also made loans to the Fund totaling $1,258,529 as of June 30, 2010. These loans we satisfied on June 30, 2010 by the Fund transferring to the Company its interest in a certain loan purchase agreement whereby the Company has the eight month option to pay approximately $4,700,000 to acquire a senior deed of trust on real estate appraised for approximately $5,600,000. The Company also divested real estate that was held directly on its balance sheet in the 2nd quarter where the fair market values had fallen to levels that didn’t support continued investment. Such divesture was done without recourse to the Company.

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

We have had net losses since inception.  We had an accumulated deficit as of June 30, 2010 of $31,252,482, which primarily reflects loss on the value of our real estate and expenditures including professional fees and services necessary for the start of our operations, as compared to an accumulated deficit as of March 31, 2010, of $50,115,505.  The decrease of the accumulated deficit as of June 30, 2010, as compared to March 31, 2010, was principally the result of deconsolidation of Capital Solutions Monthly Income Fund, LP.

We believe our ability to continue as a going concern depends in large part on our ability to immediately raise sufficient capital to enable us to make loans and receive revenue from our lending activities in excess of our debt obligations and our operating expenses.  If we are unable to raise such additional capital, we may be forced to discontinue our business.

Liquidity

Liquidity is a measure of our sources of funds available to meet our obligations as they arise. We require cash to fund new and existing loan commitments, repay and service indebtedness, make new investments, and pay expenses related to general business operations. Our sources of liquidity are cash and cash equivalents, new borrowings, proceeds from asset sales, principal and interest collections, and additional equity and debt financings. We currently have only nominal revenue.  We anticipate continued investments by principals and affiliates of the Company, loan repayments and asset sales of approximately $2,000,000 anticipated to be received by the end 3rdnd quarter of 2010 will provide adequate liquidity to fund the Company’s operations over the 3rd and 4th quarters of 2010.  We are seeking, but have not secured, additional sources of liquidity beyond the  3rd and 4th quarters.  Thereafter, to the extent we are successful in raising investable capital, and historically we have not been, we expect that the primary source of our liquidity will come from interest and fees earned on our loans and other investments made with the proceeds from new investments. Nevertheless, some short-term liquidity will be provided by the net proceeds from any new capital received.

Capital Resources and Results of Operations

As we have yet to raise sufficient capital to pursue our business strategy, we have limited operations to discuss.  Our current capital resources have been provided primarily through debt financing.  To date, our material commitments include payments to existing creditors and administrative personnel.  These expenses will be paid from cash flow from asset sales or from the net proceeds of the financings.  We believe we have identified prospects to purchase several investments sufficient to meet these obligations for the 3rd and 4th  quarters of 2010.  We are still seeking additional capital to better capitalize our business and will endeavor to commence a debt offering, which, in turn, will generate cash to fund our finance operations thereby producing net income and additional revenue.  We currently have limited revenue from operations and in all likelihood will be required to make future expenditures in connection with our distribution efforts along with general and administrative expenses before we will earn any material revenue.

The results of operations are related to CS Fund General Partner LLC as the predecessor company pursuant to the reverse acquisition accounting rules. Accordingly, the Company’s operating results (pre-Merger) include the operating results of CS Fund General Partner LLC prior to the date of the Merger (June 30, 2009). Prior to June 30, 2009 CS Fund General Partner LLC had $0 operating income.

Consolidated operating expenses increased to $4,760,685 for the three months ended June 30, 2010 from $0 for the three months ended June 30, 2009. The increase was primarily due to a $127,151 increase in compensation and benefits, a $454,909 increase in professional fees and a $2,470,498 increase in interest expense.

Consolidated operating expenses increased to $8,423,755 for the six months ended June 30, 2010 from $0 for the six months ended June 30, 2009. The increase was primarily due to a $293,734 increase in compensation and benefits, a $556,688 increase in professional fees and a $4,756,414 increase in interest expense.

On April 22, 2010, the Company received a loan from its principal shareholder in the amount of $1,250,000. The loan is secured by all the assets of the Company, bears interest at the approximate rate of 15.5%, has no prepayment penalty and is amortized in twelve equal monthly installments. The Company is current on its repayment obligations.

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

Employees

The Company expects to hire up to an additional 7 employees during calendar year 2010.

Contractual Commitments

The table below summarizes our contractual obligations as of June 30, 2010.  Amounts relating to our Notes reflect the principal due to Notes investors and do not include interest payments on the Notes.

Contractual Obligation	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Notes	16,330,672	1,054,418	15,276,254	0	0
Senior Asset Lenders	4,000,000	0	4,000,000	0	0

Item  3.   Quantitative and Qualitative Disclosures about Market Risk.

Disclosure not required as a result of the Company’s status as a smaller reporting company.
Item  4.   Controls and Procedures.

Evaluation of disclosure controls and procedures

As of June 30, 2010, the Company carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Exchange Act.  This evaluation was done under the supervision and with the participation of the Company’s Principal Executive Officer and Principal Financial Officer. Based upon that evaluation, the Company’s Principal Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective in gathering, analyzing and disclosing information needed to satisfy our disclosure obligations under the Exchange Act.

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

On January 28, 2010, the Company received a notice from the Chicago regional office staff (the “Staff”) of the U.S. Securities and Exchange Commission (the “SEC”).  The notice informed the Company of the Staff’s intention to recommend to the Commission that the SEC bring a civil action alleging that the Company, and its Chief Financial Officer engaged in transactions in violation of Section 17(a) of the Securities Act of 1933 (“Securities Act”) and Sections 10(b), 13(a), 13(b)(2)(A) and 13(b)(2)(B) of the Securities Exchange Act of 1934 (“Exchange Act”) and Rules 10b-5, 12b-20, 13a-1, and 13a-13 thereunder.  The notice was issued in connection with an investigation into possible violations of federal securities laws stemming from the accrual of income on subsequently written-off real estate loans in 2008.  The total income reported by the Company in 2008 was approximately $554,000. The Company believes it acted appropriately and the Company intends to work with the SEC to resolve the matter. The Securities and Exchange Commission’s anticipated filing of a civil injunctive action against us may have a material adverse effect on our business.

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