Form 10-Q
period 2010-09-30
True North Finance Corp
filed 2011-05-05
CIK 1343504

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2010.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from to

Commission file number: 333-129919

True North Finance Corporation

(Exact name of small business issuer as specified in its charter)

DELAWARE	20-3345780
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

950 Peninsula Corporate Circle Suite 2010

Palm Beach, FL 33487

(Address of principal executive offices)

Issuer’s Telephone Number: (561) 994-4804

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: The number of shares outstanding of the Registrant’s Series A common stock and Series B common stock as of  May 5, 2010, was 1,000,000, and 67,354,092, respectively, and the number of the Registrant’s preferred shares outstanding was 48,643.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☑

PART  I.   FINANCIAL INFORMATION

Item  1.   Financial Statements (Unaudited).

FINANCIAL STATEMENTS

TRUE NORTH FINANCE COPORATION

FINANCIAL STATEMENTS

TABLE OF CONTENTS

FINANCIAL SECTION

TRUE NORTH FINANCE CORPORATION
(FORMERLY CS FUND GENERAL PARTNER, LLC)
CONSOLIDATED BALANCE SHEETS

ASSETS
	September 30, 2010 (Unaudited)	December 31, 2009
CURRENT ASSETS
Cash	$ 189,299	$ 69,220
Interest receivable	-	3,798
Other current assets	-	70,559
Total current assets	189,299	143,577

Property and equipment (net)	-	128,460
Investments in notes receivable net of allowance of $28,573 and $1,643,485
as of September 30, 2010 and December 31,2009 respectively	421,427	1,250,000
Investments in notes receivable, related party, net of allowance of $0 and $0
as of September 30, 2010 and December 31,2009 respectively	-	171,489
Investments in real estate loans, net of allowance of $0 and $0
as of September 30, 2010 and December 31,2009 respectively	-	6,426,000
Real estate held for sale	-	39,540,000
Deposits and other assets	432,841	1,112,768

Total assets	$ 1,043,567	$ 48,772,294

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$ 37,529	$ 1,056,922
Accounts payable, related parties	12,151	59,464
Current portion of notes payable	-	60,782,223
Current portion of notes payable, related party	276,953	1,300,000
Other current liabilities, related party	29,417	538,784
Other current liabilities	59,133	7,934,675
Total current liabilities	415,183	71,672,068
LONG TERM LIABILITIES
Notes payable, net of discount	13,693,852	9,930,000
Notes payable, related parties, net of discount	2,197,032	628,000
Total liabilities	16,306,067	82,230,068

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' DEFICIT
Preferred stock, $1,000 stated value, 50,000 shares authorized;
48,643 and 36,643 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	16,700,298	16,700,298
Common stock (Series A), $.01 par value, 1,000,000 shares authorized;
1,000,000 shares issued and outstanding	10,000	10,000
Common stock (Series B), $.01 par value, 150,000,000 shares authorized;
67,354,092 and 67,354,092 shares issued and outstanding
at September 30, 2010 and December 31, 2009, respectively	673,541	673,541
Additional paid-in capital	41,687	41,687
Accumulated (deficit)	(32,688,026)	(46,951,058)
Total True North Finance Corporation stockholders' deficit	(15,262,500)	(29,525,532)
Non-controlling interests	-	(3,932,242)
Total stockholders' deficit	(15,262,500)	(33,457,774)
Total liabilities and stockholders' deficit	$ 1,043,567	$ 48,772,294

The accompanying notes are an integral part of these financial statements.

TRUE NORTH FINANCE CORPORATION
(FORMERLY CS FUND GENERAL PARTNER, LLC)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended September 30, 2010	For the Three Months Ended September 30, 2009	For the Nine Months Ended September 30, 2010	For the Nine Months Ended September 30, 2009
INTEREST AND FEE INCOME

Interest and fee income	$ 19,155	$ 306,132	$ 69,805	$ 306,132
Interest and fee income, related party	-	-	4,951	-
	19,155	306,132	74,756	306,132

OPERATING EXPENSES
Insurance	15,093	8,911	52,528	8,911
Payroll	140,400	93,076	434,134	93,076
Professional fees	227,534	91,177	784,222	91,177
Interest expense	680,069	2,039,456	5,239,810	2,039,456
Interest expense, related parties	72,906	-	269,579	-
Other expense	871,547	2,422,299	2,070,545	2,422,299
Other expense, related parties	-	-	1,580,486	-
Total operating expenses	2,007,549	4,654,919	10,431,304	4,654,919
Loss from operations	(1,988,394)	(4,348,787)	(10,356,548)	(4,348,787)

INCOME (LOSS) FROM REAL ESTATE HELD FOR SALE
Income related to real estate held for sale	-	-	245,299	-
Expenses related to real estate held for sale	-	-	(222,230)	-
Gains (loss) from real estate held for sale	(249,577)	-	42,090	-
Total income (loss) from real estate held for sale	(249,577)	-	65,159	-
				-
OTHER INCOME (EXPENSE)
Gain from deconsolidation	-	-	26,611,512	-
Other Income (expense)	-	(567,989)	-	(567,989)
Gain from sale of investments	802,427	-	886,927	-
Total other income (expense)	802,427	(567,989)	27,498,439	(567,989)
Income (loss) before provision for income taxes	(1,435,544)	(4,916,776)	17,207,050	(4,916,776)

Deferred income tax benefit	-	1,748,011	-	1,748,011
Net income (loss)	(1,435,544)	(3,168,765)	17,207,050	(3,168,765)
Net loss attributable to noncontrolling interests	-	899,296	988,224	899,296
Net income (loss) attributable to True North	$ (1,435,544)	$ (2,269,469)	$ 18,195,274	$ (2,269,469)

Gain (loss) per share:
Basic and diluted attributable to True North Stockholders	$ (0.02)	$ (0.03)	$ 0.27	$ (0.05)
Weighted average basic and diluted shares outstanding	68,354,092	68,354,092	68,354,092	47,889,961

The accompanying notes are an integral part of these financial statements.

TRUE NORTH FINANCE CORPORATION
(FORMERLY CS FUND GENERAL PARTNER, LLC)
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30, 2010	For the Nine Months Ended September 30, 2009
Cash flows from operating activities:
Net income	$ 17,207,050	$ (3,168,765)
Adjustments to reconcile net loss to net
cash used by operating activities:
Depreciation	17,534	4,387
Gain on sale of investments	(55,927)	-
Gain from deconsolidation	(26,611,512)	-
Loss on disposition of fixed assets	70,148	-
Loss on write-off of option to acquire 1st mortgage	899,577	-
Amortization of debt fees	67,037	22,346
Amortization of prepaid expenses	5,000	1,000
Amortization of discount on notes payable	190,286	-
Gains from real estate held for sale	(941,667)	-
Provision for doubtful accounts	-	663,735
Changes in operating assets and liabilities:
Interest receivable	3,798	152,991
Other current assets	17,833	(32,889)
Accounts payable and accrued liabilities	(1,107,915)	1,622,576
Accrued interest	4,225,553	280,798
Change in deferred income tax liability	-	(2,120,011)
Net cash used by operating activities	(6,013,205)	(2,573,832)

Cash flows from investing activities:
Proceeds from investments	1,405,795	765,282
Purchase of notes receivable	(450,000)	-
Purchase of fixed assets	-	(20,124)
Cash acquired through merger transaction	-	413,526
Cash surrendered in deconsolidation	(117,062)	-
Net cash used by investing activities	838,733	1,158,684

Cash flows from financing activities:
Proceeds from notes payable	6,392,600	1,651,071
Principal payments on notes payable	(1,098,049)	(134.885)
Principal payments on capital lease obligations	-	(2,281)
Net cash provided by financing activities	5,294,551	1,513,905

Net change in cash and cash equivalents	120,079	98,757

Cash and cash equivalents, beginning of period	69,220	-

Cash and cash equivalents, end of period	$ 189,299	$ 98,757

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 1,627,001	$ 2,304,034
Cash paid for income taxes	$ -	$ -

The accompanying notes are an integral part of these financial statements.

Supplemental disclosures of non-cash investing and financing activities

Assets acquired in merger		$ 88,896,106
Less liabilities assumed		(74,954,068)
Net assets acquired		$ 13,942,038

Deconsolidation of net assets of subsidiary
Cash	$ (117,062)
Other current assets	(50,726)
Property and equipment	(40,778)
Investments in notes receivables	(100,194)
Real estate held for sale	(29,366,000)
Other assets	(609,890)
Accounts payable and accrued liabilities	2,777,128
Accrued interest	8,392,042
Notes payable	46,715,216
Less current period noncontrolling interest	(988,224)
	Gain from deconsolidation	$ 26,611,512

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

CS Fund General Partner, LLC is the general partner of Capital Solutions Monthly Income Fund.  The investment in Capital Solutions Monthly Income Fund, L.P. is reflected on the balance sheet as Non-controlling interest of ($0) and ($3,932,242) as of September 30, 2010 and December 31, 2009 respectively.

  Deconsolidation

On June 30, 2010 the Company transferred the assets and liabilities of their subsidiary Capital Solutions Monthly Income Fund, LP, after these assets had been voluntarily surrendered to the Company pursuant to the Company’s security interest, to a liquidating trust not controlled by the Company.  The Company has no continuing involvement with the Capital Solutions Monthly Income Fund, LP. The Company received no cash consideration in the transfer.  In addition, the Company issued 12,000 shares of preferred stock to Capital Solutions Monthly Income Fund, LP’s Series 1 Note-holders. At the time of the deconsolidation, Capital Solutions Monthly Income Fund, LP’s liabilities exceeded their assets by $26,611,512.  Accordingly, the Company recognized a gain for this amount as a gain from deconsolidation on June 30, 2010.

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

Fair Value Disclosures

As of September 30, 2010, we had no assets or liabilities utilizing Level 1 or Level 2 inputs and assets and liabilities utilizing Level 3 inputs included investments in real estate loans, unsecured borrowings.

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

The following tables presents the valuation of our financial assets and liabilities as of September 30, 2010, measured at fair value on a recurring basis by input levels:

Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at 9/30/2010	Carrying Value on Balance Sheet at 9/30/2010
Assets
Investment in real estate held for sale	$ -	$ -	$ -	$ -	$ -
Investments in notes receivable	$ -	$ -	$ 421,427	$ 421,427	$ 421,427

Liabilities
Notes payable	$ -	$ -	$ 16,167,837	$ 16,167,837	$ 16,167,837

NOTE 1 – Nature of Operations and Summary of Significant Accounting Policies (cont.)

The following table presents the changes in our financial assets and liabilities that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) from December 31, 2009 to September 30, 2010:

	Assets
	Investment in real estate held for sale	Investment in notes receivable	Investments in real estate loans

Balance on December 31, 2009	$ 39,540,000	$ 1,421,489	$ 6,426,000
Change in temporary valuation adjustment included in net loss		(28,573)
		--	--
Sales, purchases, pay downs and reduction of assets	--	--	--

Deconsolidation of Subsidiaries	(22,940,000)	(100,194)	(6,426,000)

Sale of investments	--	(1,321,295)	--

Purchase of investments	--	450,000	--

Surrender of investments	(16,600,000)

Transfer to Level 1	--	--	--
Transfer from Level 2	--	--	--

Balance on September 30, 2010, net of temporary valuation adjustment	$ --	$ 421,427	$ -

Liabilities
Notes Payable

Balance on December 31, 2009	$ 72,640,223
Increase in Series 1 notes payable	-
Increase in notes payable, net of discount	5,880,600
Deconsolidation of Subsidiaries	(46,715,216)
Decrease in notes payable	(483,418)
Surrender of investments	(15,242,007)
Amortization of discount	87,655

Transfer to Level 1	-
Transfer to Level 2	-

Balance on September 30, 2010, net of temporary valuation adjustment	$ 16,167,837

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

In July 2010, the FASB issued ASU No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.  The ASU amends FASB Accounting Standards Codification Topic 310, Receivables, to improve the disclosures that an entity provides about the credit quality of its financing receivables and the related allowance for credit losses.  As a result of these amendments, an entity is required to disaggregate, by portfolio segment or class of financing receivables, certain existing disclosures and provide certain new disclosures about its financing receivables and related allowance for credit losses.  This ASU is effective for interim and annual reporting periods ending on or after December 15, 2010.  The adoption of this standard may require additional disclosures, but we do not expect the adoption to have a material effect on our consolidated financial statements.

On December 21, 2010, the FASB issued Accounting Standards Update ("ASU") 2010-29, which impacts any public entity that enters into business combinations that are material on an individual or aggregate basis. The guidance specifies that if a public entity presents comparative financial statements, the entity should disclose revenues and earnings of the combined entity as though the business combination(s) that occurred during the year had occurred at the beginning of the prior annual period when preparing the pro forma financial information for both the current and prior reporting periods.  The guidance also requires that pro forma disclosures be accompanied by a narrative description regarding the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in reported pro forma revenues and earnings. This guidance is effective for business combinations consummated in periods beginning after December 15, 2010.  We do not believe the adoption of this guidance will have a material impact on our Consolidated Financial Statements.

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

In this regard, management has developed a capital plan, which includes, but is not limited to: (1) raising capital through the Company’s Bond offering which we anticipate will occur in 2011; and  (2) fund operations with short term borrowing.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

NOTE 3 – Investments in Notes Receivable

Investments in Notes receivable consist of the following as of September 30, 2010:

As of September, 2010

	Balance	Allowance for loan losses	Balance, net of allowance

Note receivable to Impact Solutions Consulting, Inc. bearing interest at 18%, secured by personal property, with the entire unpaid balance of principal and interest due November 1, 2010.	$ 250,000	$ (28,573)	$ 221,427

Note receivable to Infinity Sports, Inc. bearing interest at 18%, secured by personal property, with the entire unpaid balance of principal and interest due November 1, 2010.	200,000	-	200,000

	$ 450,000	$ (28,573)	$ 421,427

As indicated in Note 10 (Subsequent events), the balance of the notes receivable was transferred to Transactional Finance in full satisfaction of     the note payable to Transactional Finance.

Investments in Notes receivable consist of the following as of December 31, 2009:

	As of December 31, 2009

	Balance	Allowance for loan losses	Balance, net of allowance

The Company acquired a note receivable secured by residential property.	$ 900,000	$ -	$ 900,000

Note receivable to a related party (our controlling shareholder) bearing interest at 6%, unsecured with the entire unpaid balance of principal and interest due upon demand.	171,488	-	171,488

The Company acquired from a related party a discounted unsecured loan portfolio. As of 12/31/09 the loan was considered non-performing (i.e., based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement or when the payment of interest is 90 days past due). We will recognize a gain under the cost recovery method.	300,000	-	300,000

The Company acquired from a related party a discounted loan portfolio bearing an interest rate of 23.25% , secured by personal property with interest and principal payable in monthly installments of $15,000, with a maturity date of February 13, 2010.	50,000	-	50,000

The Company issued secured notes receivable to RES. The notes were secured by real estate in Northern California. RES is controlled by former directors of True North. As of December 31, 2009, this note was the subject of litigation and was delinquent. Accordingly, we have reserved the entire amount of the note receivable.	979,750	979,750	-

	$ 2,404,239	$ 979,750	$ 1,421,489

NOTE 4 – Deposits and Other Assets

The Company’s deposits and other assets consist of the following:

As of September 30, 2010	Balance

Debt Placement costs net of accumulated amortization	426,508
Loan origination costs net of accumulated amortization	6,333
Total Depostis and Other Assets	$ 432,841

Debt placement costs are cost the company continues to amortize in connection with their Bond Offering.  In June of 2010, the company acquired from Capital Solutions Monthly Income Fund, LP an option to acquire the 1st mortgage on Gulf Lakes (real property in Lee County, Florida) and was recorded at net carrying cost, which approximates fair value.  The option price was $899,577 less than the net fair value mortgage.  The company failed to make the monthly payments required by the option agreement and accordingly wrote off the entire value of the option as of September 30, 2010.

NOTE 5 – Real Estate Held for Sale

At September 30, 2010 and December 31, 2009, we held properties with a total carrying value of approximately $0 and $39.5 million respectfully and recorded as investments in real estate held for sale.  Our investments in real estate held for sale are accounted for at the lower of cost or fair value less costs to sell with fair value based on appraisals and knowledge of local market conditions.  It is our intent to hold the marina property and maximize our investment.  However, it is not our intent to invest in or own real estate as a long term investment.  We seek to sell our properties held for sale as quickly as possible taking into account current economic conditions.  Set forth below is a summary of investments in real estate held for sale.  As a result of the Spin-off on June 30, 2010, all of the Real Estate Held for Sale except for (2) Village of Lloyd Harbor was transferred to the liquidating trust in the Spin-off transaction.  In September of 2010, the Company wrote off the entire balance of Lloyd Harbor and the note payable (each totaling $4,000,000) due to delinquency and foreclosure of the property.  The company recognized a $650,000 gain in the transaction due to the write-off of accrued interest payable.

As of September 30, 2010	Assets Acquired in June 30, 2009 Acquisition	2009 Impairment on Real Estate Held for Sale	Balance as of and September 30, 2010		Senior Debt Balance
No Real Estate Held for Sale	-	-	-		-

	$ -	$ -	$ -		$ -

As of December 31, 2009	Assets Acquired in June 30, 2009 Acquisition	2009 Impairment on Real Estate Held for Sale	Balance as of December 31, 2009		Senior Debt Balance
(1) Marina at Cape Haze, LLC	$ 46,000,000	$ (18,800,000)	$ 27,200,000	*	$ 15,660,115
(2) Village of Lloyd Harbor	4,000,000	-	4,000,000	*	4,000,000
(3) Hidden Canyon	7,000,000	-	7,000,000	*	7,000,000
(4) Oak Vista LLC	1,530,000	(1,530,000)	-		-
(5) SLP of Spring Lake Garden, LLC	1,050,000	-	1,050,000		-
(6) Reserve at Royal Oaks, LLC	250,000	(125,000)	125,000		-
(7) Wrights Crossing, LLC	200,000	(35,000)	165,000		-
(8) The Wave	5,000,000	(5,000,000)	-		-
	$ 65,030,000	$ (25,490,000)	$ 39,540,000		$ 26,660,115

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

NOTE 5 – Real Estate Held for Sale (cont.)

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

NOTE 6 – Notes Payable

The Company’s notes payable as of September 30, 2010 and December 31, 2009 are summarized as follows:

Description	As of December 31, 2009	As of September 30, 2010	Matures	Interest Rate
Five Year Notes-Series A issued in 2006, 2007, and 2008 (unsecured) interest paid monthly	$ 9,930,000	$ 9,930,000	2011 - 2013	10%

Notes- Series A, related party	628,000	2,473,985	2013	12.50%

Notes- Series A	-	3,486,899	2013	12.50%

Series 1 Four Year Notes issued in 2009 (unsecured) interest paid monthly	30,630,101	-	2013	12%*

Note Payable issued in 2009 secured by Arizona real estate, interest paid monthly	7,000,000	-	2013	10%*

Note Payable issued in 2009 secured by New York real estate, interest paid monthly	4,000,000		2012	15%*

Senior Debt secured by real estate foreclosed in 2008, interest paid monthly or quarterly	15,660,115	-	2011 - 2013	15-18%*

Notes Payable (Gulf Lakes and Spring Lake Gardens)	4,792,007	-	2010 - 2013	15-18%*

Note Payable to Transactional Finance, related party	-	276,953	2011	15%

Total Notes Payable	$ 72,640,223	$ 16,167,837

* Reflects the default rate for notes that are delinquent.

NOTE 7 – Related Parties

The Company’s related party transactions can be summarized as follows:

Notes Receivable – The Company held a note receivable from Transactional Finance (our controlling shareholder) in the amount of $0 and $171,489 as of June 30, 2010 and December 31, 2009 respectively.

Notes Payable – The Company had notes payable to related parties as follows:

Note offering (Friends & Family controlled by officers directors)	September 30, 2010 $ 2,473,985	December 31, 2009 $ 628,000
Notes payable to Officer’s of the company	-	1,300,000
Notes payable to Transactional Finance	276,953	-
Total	$ 2,750,938	$ 1,928,000

Current Payables – The Company had the following current payables to related parties:

Due to Capital Solutions Management (for pre-acquisition fees)	September 30, 2010 $ 24,417	December 31, 2009 $ 200,885
Accrued interest on notes payable to officers	-	58,500
Accrued interest on Friends & Family notes payable	12,151	2,486
Amounts due to limited partners	-	276,913
Total	$ 36,568	$ 538,784

Related party accounts payable - $7,450 and $59,464 was due to officers of the Company as of September 30, 2010 and December 31, 2009 respectively.

Interest income – The Company reported $0 and $0 of interest income from Transactional Finance for the three months period ended September 30, 2010 and September 30, 2009 respectively. The Company reported $4,951 and $0 of interest income from Transactional Finance for the nine months period ended September 30, 2010 and September 30, 2009 respectively.

Interest expense - The Company recognized interest expense of $72,906 and $0 on the related party notes payable described above for the three months period ended September 30, 2010 and September 30, 2009 respectively. The Company recognized interest expense of $269,579 and $0 on the related party notes payable described above for the nine months period ended September 30, 2010 and September 30, 2009 respectively.

Other expense – The Company recognized other expenses of $0 and $0 paid to Transactional Finance for advisory fees for the three months period ended September 30, 2010 and September 30, 2009 respectively. The Company recognized other expenses of $1,580,486 and $0 paid to Transactional Finance for advisory fees for the nine months period ended September 30, 2010 and September 30, 2009 respectively.

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

On September 21, 2010, the U.S. Securities and Exchange Commission (the “SEC”) filed a civil action in the US District Court in Minnesota.  The civil action alleges that the Company, and its Chief Financial Officer engaged in transactions in violation of Section 17(a) of the Securities Act of 1933 (“Securities Act”) and Sections 10(b), 13(a), 13(b)(2)(A) and 13(b)(2)(B) of the Securities Exchange Act of 1934 (“Exchange Act”) and Rules 10b-5, 12b-20, 13a-1, and 13a-13 thereunder.  Included in the allegations against the Company are violations of federal securities laws stemming from the accrual of income on subsequently written-off real estate loans in 2008.  The total income reported by the Company in 2008 was approximately $554,000. The Company believes it acted appropriately and the Company intends to defend itself from these charges. The filing of this civil action against us may have a material adverse effect on our business.

The Company entered into a lease for office space in Minnesota.  The lease obligates the Company to the following annual lease payments:

2010	$ 48,432
2011	112,563
2012	112,563
2013	116,732
2014	119,859
$ 466,149

In November of 2010, the company abandoned the office space on 4999 France Avenue in Minnesota.  The company discontinued paying on the monthly lease obligation in November 2010.  On April 20, 2011 the company received a notice from the landlord indicating they were in default of the lease agreement and calculated an obligation including base rent, CAM charges parking fees and late charges totaling $843,127.  As of September 30, 2010, the Company has not recorded any liability in connection with this notice as the Company intends to dispute the amount requested and negotiate a final pay-off with the landlord.

NOTE 10 – Subsequent Events

Events Subsequent to September 30, 2010

On December 22, 2010 Todd Duckson transferred control of the Company to Steven Levenson by transferring all of his shares (900,000 shares of Series A common and 36,331,993 shares of Series B common) to Steven Levenson.  Additionally, on or around that date, all of the officers and directors of the Company resigned and Steven Levenson was appointed as the Chairman of the Board of Directors.  Steven Levenson assumed the role of CEO and CFO on interim basis.

On December 15, 2010 the Company transferred the notes receivable from  Impact Solutions and from Infinity Sports to Transactional Finance in full satisfaction notes payable to Transactional Finance.  The balance on the notes receivable at that time was $297,506, and the balance of the notes payable to Transaction Finance  on that date was $268,933.  The notes receivable were in default at the time of the transfer.  Accordingly, the company recognized a loss in September 2010 of $28,573.

The Company has funded its operations after November 30, 2010 by borrowing funds each month from New Dawn Finance, an entity related to Steven Levenson.  As of the date of this filing, the company has borrowed $826,750, and signed promissory notes payables due upon demand.  The notes payable bear an interest rate of 18%.

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

Overview

We have recently modified our mission as follows: the mission of the Company is to source safe, high yielding investments by utilizing custom financing structures, performing extensive due diligence and maintaining a broad referral network.  After much consideration, we have elected to pursue our mission by creating numerous new “investment pods” which will be individually managed and initially focused on certain market niches.  The primarily objective of these investment pods is to source and service investments that provide current yields between 400 to 800 basis points above our cost of funds.

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

On December 22, 2010 Todd Duckson transferred control of the Company to Steven Levenson by transferring all of his shares (900,000 shares of Series A common and 36,331,993 shares of Series B common) to Steven Levenson.  Additionally, on or around that date, all of the officers and directors of the Company resigned and Steven Levenson was appointed as the Chairman of the Board of Directors.  Steven Levenson assumed the role of CEO and CFO on interim basis.

We have had net losses since inception.  We had an accumulated deficit as of September 30, 2010 of $32,688,026, which primarily reflects loss on the value of our real estate and expenditures including professional fees and services necessary for the start of our operations, as compared to an accumulated deficit as of June 30, 2010, of $31,252,482.

The Company has funded its operations after November 30, 2010 by borrowing funds each month from New Dawn Finance, an entity related to Steven Levenson.  As of the date of this filing, the company has borrowed $826,750, and signed promissory notes payables due upon demand.  The notes payable bear an interest rate of 18%.

We believe our ability to continue as a going concern depends in large part on our ability to immediately raise sufficient capital to enable us to make loans and receive revenue from our lending activities in excess of our debt obligations and our operating expenses.  If we are unable to raise such additional capital, we may be forced to discontinue our business.

Liquidity

Liquidity is a measure of our sources of funds available to meet our obligations as they arise. We require cash to fund new and existing loan commitments, repay and service indebtedness, make new investments, and pay expenses related to general business operations. Our sources of liquidity are cash and cash equivalents, new borrowings, proceeds from asset sales, principal and interest collections, and additional equity and debt financings. We currently have only nominal revenue.  We anticipate continued investments by principals and affiliates of the Company.  We are seeking, but have not secured, additional sources of liquidity beyond the  4th quarter of 2010.  Thereafter, to the extent we are successful in raising investable capital, and historically we have not been, we expect that the primary source of our liquidity will come from interest and fees earned on our loans and other investments made with the proceeds from new investments. Nevertheless, some short-term liquidity will be provided by the net proceeds from any new capital received.

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

Consolidated operating expenses decreased to $2,007,549 for the three months ended September  30, 2010 from $4,654,919 for the three months ended September 30, 2009. The decrease was primarily due to a $1,359,387 decrease in interest expense, and a $663,735 decrease in the provision for doubtful accounts.

Consolidated operating expenses increased to $10,431,304 for the nine months ended September 30, 2010 from $4,654,919 for the nine months ended September 30, 2009. The increase was primarily due to a $341,058 increase in compensation and benefits, a $693,045 increase in professional fees and a $3,200,354 increase in interest expense.   Additionally, the increase was due to only three months of activity reported for the nine months ended September 30, 2009 as a result of the Merger on June 30, 2009.

On April 22, 2010, the Company received a loan from its principal shareholder in the amount of $1,250,000. The loan is secured by all the assets of the Company, bears interest at the approximate rate of 15.5%, has no prepayment penalty and is amortized in twelve equal monthly installments. On December 15, 2010, the company transferred notes receivable with a balance of $297,506 in full satisfaction of this note payable which had a balance due of  $268,933 on that date.  The notes receivable were in default at the time of the transfer.  Accordingly, the company recognized a loss in September 2010 of $28,573.

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

Employees

The Company expects to hire up to an additional 0 employees during calendar year 2010.

Contractual Commitments

The table below summarizes our contractual obligations as of September 30, 2010.  Amounts relating to our Notes reflect the principal due to Notes investors and do not include interest payments on the Notes.

Contractual Obligation	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Notes	16,167,837	276,953	15,890,884	0	0

Item  3.   Quantitative and Qualitative Disclosures about Market Risk.

Disclosure not required as a result of the Company’s status as a smaller reporting company.

Item  4.   Controls and Procedures.

Evaluation of disclosure controls and procedures

As of September  30, 2010, the Company carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Exchange Act.  This evaluation was done under the supervision and with the participation of the Company’s Principal Executive Officer and Principal Financial Officer. Based upon that evaluation, the Company’s Principal Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were not effective in gathering, analyzing and disclosing information needed to satisfy our disclosure obligations under the Exchange Act.  The new management team is evaluating the company’s controls and procedures and will establish controls and procedures pursuant to Rule 13a-14 of the Exchange Act.

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

On September 21, 2010, the U.S. Securities and Exchange Commission (the “SEC”) filed a civil action in the US District Court in Minnesota.  The civil action alleges that the Company, and its former Chief Financial Officer engaged in transactions in violation of Section 17(a) of the Securities Act of 1933 (“Securities Act”) and Sections 10(b), 13(a), 13(b)(2)(A) and 13(b)(2)(B) of the Securities Exchange Act of 1934 (“Exchange Act”) and Rules 10b-5, 12b-20, 13a-1, and 13a-13 thereunder.  Included in the allegations against the Company are violations of federal securities laws stemming from the accrual of income on subsequently written-off real estate loans in 2008.  The total income reported by the Company in 2008 was approximately $554,000. The Company believes it acted appropriately and the Company intends to defend itself from these charges. The filing of this civil action against us may have a material adverse effect on our business.

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

By:

/s/ Steven Levenson

Steven Levenson

Chief Executive Officer

(Principal Executive Officer)

Dated: May 5, 2011

By:

/s/ Steven Levenson

Steven Levenson

Chief Financial Officer

(Principal Financial and Accounting Officer)

Dated: May 5, 2011